Form 10KSB/A
period 1995-09-30
ALTEX INDUSTRIES INC
filed 1996-01-24
CIK 775057

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

 [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1995

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the transition period from to .

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                    84-0989164
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

PO Box 1057 Breckenridge, CO                                80424-1057
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's Telephone Number, Including Area Code: (970) 453-6641

Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange

Title of Each Class                                        On Which Registered
Common Stock, par value $.01 per share                     OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorpo rated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

           Issuer's revenue for its most recent fiscal year: $963,000

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 20, 1995: $708,875

 Number of shares outstanding of issuer's Common Stock as of October 20, 1995:
                                   14,285,989

             Transitional Small Business Disclosure Format: Yes No X

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.    Description of Business.

Altex Industries, Inc. (or "Registrant" or the "Company," each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiaries) is a holding company with three full-time employees that was incorporated in Delaware in April 1985. Through its operating subsidiaries, the Company produces oil and gas, buys and sells producing oil and gas properties, and, to a lesser extent, participates in the drilling of exploratory and developmental oil and gas wells.

The Company owns interests in productive onshore oil and gas properties and sells oil and gas produced from those proper ties to refiners, pipeline operators, and processing plants. The Company does not believe the loss of any customer would have a material adverse effect, but, if a refinery, pipeline, or processing plant that purchases the Company's production were taken out of service, the Company could be forced to temporarily halt production that is purchased by such refinery, pipeline, or plant.

Although many entities produce oil and gas, competitive factors play a material role in the Company's production operations only to the extent that such factors affect demand for and prices of oil and gas and demand for, supply of, and prices of oilfield services. The market for producing oil and gas properties is unstructured and highly competitive, with numerous entities participating in auctions, sealed bid solicitations, and negotiated transactions.

The production of oil and gas is regulated by Federal and state agencies. The Company periodically assesses its exposure to future reclamation, restoration, and dismantlement expense, which activities are governed by Federal and state environmental regulations. The Company owns property which contains oil-contaminated soil. Based on the Company's preliminary assessment of the contamination and feasible reclamation alternatives, the Company estimates reclamation and restoration costs could range from $60,000 to $160,000. Therefore, in 1994 the Company recognized $60,000 of reclamation, restoration, and dismantlement expense. (See Management's Discussion and Analysis below.)

Item 2.    Description of Property.

Wells and Acreage: At October 20, 1995, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At October 20, 1995, the Company owned working interests in 98 gross (20.9 net) oil wells, 0 gross (.0 net) gas wells, and 32,000 gross (5,600 net) developed acres.

                                   Production

                          Net Production                 Average Price        Average Production
                                                                              Cost Per Equivalent
                                                                                 Barrel ("BOE")

Fiscal                 Oil              Gas            Oil           Gas
Year                 (Bbls)            (Mcf)         (Bbls)         (Mcf)
1995                 36,000           161,000        $18.33         $1.42         $7.16
1994                 34,000           160,000         17.39          1.54          8.26
1993                 41,000           172,000         20.39          1.62          7.48
===============  ===============  =============== ============= ============= ============================


     Drilling Activity: The Company did not participate in the drilling of any wells during fiscal 1995 ("FY95"), fiscal 1994 ("FY94"), or fiscal 1993 ("FY93").

Item 3.    Legal Proceedings.

None.

Item 4.    Submission of Matters to a Vote of Security-Holders.

None.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ALTX". Inter-dealer prices for the Company's Common Stock, as reported by the Company's market makers, which do not include retail mark-up, mark-down or commission, and may not represent actual transactions, are listed in the table below.

                      FY95                 FY94

Quarter               High        Low       High       Low
1                    $0.07      $0.05      $0.09     $0.08
2                     0.05       0.05       0.08      0.08
3                     0.05       0.05       0.08      0.07
4                     0.05       0.05       0.07      0.07

At October 20, 1995, there were 5,769 holders of record of the Company's Common Stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

Item 6.    Management's Discussion and Analysis or Plan of Operation

Cash balances increased during FY95 because of increased cash flow from operations. Other receivables decreased because the Company received a refund of $26,000 in prepaid expenses relating to an unsuccessful recompletion it had participated in during FY94. Included in other assets at September 30, 1995, are $13,000 in expenditures associated with the evaluation of interests in producing properties that may be the subject of a transaction. During FY95 the Company also acquired 624,000 shares of its common stock for $40,000.

In 1983 the Company purchased a 100% working interest in certain federal and fee leases that comprise a field in Wyoming. Prior to the Company's purchase, the field had been in operation, and management believes a considerable quantity of oil contaminated the soil. Since the acquisition, occasional minor leaks and spills have contributed to the contamination. The Company has discussed the contamination with the Bureau of Land Management ("BLM") and the Wyoming Oil and Gas Conservation Commission ("WOGCC"), which have responsibility, respectively, for the federal and fee leases. The Wyoming Department of Environmental Quality ("DEQ") has visited the field but has not contacted the Company regarding the purpose of its visit. To date, no individual, group, or regulatory authority has indicated any intention to bring a claim or complaint.

In 1991 the BLM asked the Company to determine whether the contamination could affect groundwater. Based on drill tests, the Company determined that there was no material lateral migration of spilled oil. Because of the nature of the oil produced and the nature of the soil, management believes there has also been no material vertical migration of spilled oil.

The Company has not performed detailed studies to determine the extent of contamination but estimates soil surrounding the tank batteries and production pits is contaminated to a depth of approximately four feet. During FY95 the Company tested the soil for the presence of heavy metals and certain volatile chemicals frequently associated with petroleum hydrocarbon contamination and determined that such materials, if present, exist in quantities below the detection limits inherent in normal testing procedures. These tests did not constitute a material expense. The Company will incur the cost of detailed studies if and when regulatory authorities require it to do so.

The Company estimates that the cost of plugging the wells and reclaiming and restoring the field to pre-development condi tions will be approximately $60,000, net of salvage value and, therefore, recognized $60,000 in reclamation, restoration, and dismantlement expense related to the field in 1994. If the Company is required either to remove the contaminated soil from the site or to incinerate it, the Company estimates additional remediation costs could be $100,000. At this time, the Company is uncertain as to what, if any, studies will be required to determine the extent of contamination, and, if studies are required, what the cost of such studies will be. Also at this time, the Company cannot reasonably predict what reclamation activities may be required to restore the field. However, based on the Company's preliminary assessment of the contamination and feasible reclamation alternatives, management estimates such reclamation and restoration costs could range from $60,000 to $160,000. As of September 30, 1995, the Company had expended $15,000 on the plugging of three of the ten wells in the field.

The Company has submitted plans of abandonment to both the BLM and the WOGCC, and the Company intends to continue dismantlement, reclamation, and restoration procedures in the summer of 1996. The Company has proposed that the contaminated soil be excavated and encapsulated in sealed pits at the site. The Company estimates that the cost of reclaiming the field will be $60,000 if regulatory authorities do not require other methods of remediation of the oil-saturated soil.

     The Company cannot estimate the probability that other remediation procedures will be required, but regulatory authorities have indicated in informal conversations that the Company's proposed method of remediation may be adequate. If other remediation activities are required, the most likely means of remediation will be either spreading the oil-contaminated soil on local dirt roads or on-site incineration of the oil-contaminated soil. Based on preliminary assessments, the Company does not believe that the cost of remediation utilizing either of these methods will exceed $100,000.

Net  cash  provided  by  operating   activities  increased  from  FY94  to  FY95
principally because net earnings increased. At current oil and gas prices, unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in fiscal 1996. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria. Therefore, the Company has not consummated a significant acquisition of interests in producing oil and gas properties since fiscal 1990. With the exception of the Company's intention to acquire producing oil and gas properties, cash flows that may result from such acquisitions, and possible additional reclamation, restoration, and dismantlement expense, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At October 20, 1995, the Company had no material commitments for capital expenditures.

Sales increased approximately 5% during FY95 because a 10% increase in oil sales more than offset a 7% decrease in gas sales. Oil sales increased because of a 6% increase in production and a 5% increase in effective average realized oil prices. Gas sales decreased because a 1% increase in production was offset by an 8% decrease in average realized gas prices. Included in interest income in both FY94 and FY95 is $17,000 relating to a note receivable from the Company's President, pursuant to certain provisions of his employment agreement, which provisions are described in Note 3 of Notes to Consolidated Financial Statements below. Interest income increased during FY95 both because of higher cash balances and because of higher effective interest rates.

Included in lease operating expense ("LOE") in FY94 and FY95 are $57,000 and $17,000, respectively, of expenses associated with a field that is now shut in and that will be abandoned during fiscal 1996. Also included in LOE for FY94 is $31,000 related to the repair of one well. Excluding these amounts, LOE increased from $315,000 in FY94 to $333,000 in FY95 principally because of increased repairs and maintenance.

Included in general and administrative expenses ("G&A") in each of FY94 and FY95 is $17,000 relating to reimbursement of interest expense incurred by the Company's President, pursuant to certain provisions of his employment agreement, which provisions are described in Note 3 of Notes to Consolidated Financial Statements below. Also included in G&A for FY95 is accrued expense of $9,000 for a bonus that will be paid to the Company's President pursuant to his employment agreement. The Company rented and occupied new office space during FY94 and terminated its lease on its old office space during FY95. Included in G&A in FY94 and FY95 are $10,000 and $15,000 of non-recurring rent, moving, and lease termination expense. Excluding interest reimbursement, accrued bonus, and expense related to the terminated office lease, G&A was $299,000 in FY94 and $298,000 in FY95.

In FY94 the Company invested $50,000 in the unsuccessful recompletion of a well in Texas, and in FY95 the Company invested $10,000 in the unsuccessful recompletion of a well in Wyoming. In FY94 depreciation, depletion, amortization, and valuation allowance ("DDA&V") consisted of $95,000 of depletion expense, $15,000 of depreciation expense, and $12,000 of valuation allowance. In FY95 DDA&V consisted of $56,000 in depletion expense and $22,000 in depreciation expense. Depletion expense declined from FY94 to FY95 both because the projected rate of decline in the Company's reserves of oil and gas decreased and because the Company's basis in its depletable assets declined from FY94 to FY95. Depreciation expense increased from FY94 to FY95 because the Company's basis in its depreciable assets increased principally during the fourth quarter of FY94 as a result of investments in new computer equipment and in leasehold improvements for its new offices.

The Company's sales and net income are functions of the prices of oil, gas, and natural gas liquids and of the level of pro duction expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quan tity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decrease unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. With the exception of unanticipated variations in production levels and possible additional reclamation, restoration, and dismantlement expense, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on sales or revenue or income from continuing operations.

Item 7.    Financial Statements.

The consolidated financial statements follow the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Mr. Steven H. Cardin, 45, has been the Chairman of the Board of Directors and the President and Chief Executive Officer of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 44, has been a Director since 1989; from January 1990 to April 1993 he was a partner in the law firm of
Kandel, Frank & Chernow; and he is currently a partner in the law firm of Kandel, Klitenic & Chernow. Mr. Stephen F. Fante, 40, has been a Director since 1989. Mr. Fante was Chairman of the Board of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, from 1979 until March 1992. He is currently Chairman of the Board and President of Seca Graphics, Inc., which provides design and mapping services and software to the cable television/telecummunications industry. Messrs. Fante's, Chernow's, and Cardin's terms as Directors expire at the Annual Meeting of Shareholders for 1995, 1996, and 1994, respectively.

Item 10.    Executive Compensation.

Each Director who is not also an officer of the Company receives $250 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings. The Company has a stock option plan, but no options are outstanding under the plan or otherwise.

Mr. Cardin has a five-year Employment Agreement with the Company that is effective April 1, 1991, and that provides that Mr. Cardin is to receive a base salary of $102,500 per annum, escalating at no less than 5% per annum, and an annual bonus of no less than 10% of the Company's earnings before tax. In connection with the Employment Agreement, Mr. Cardin has pur chased 2,383,615 shares of the Company's Common Stock from the Company at $.09375 per share in non-cash transactions with the proceeds of non-recourse personal loans from the Company. The loans are secured by the shares, bear interest at the Applicable Federal Rate, and are due at the end of the term of his Employment Agreement. Mr. Cardin can pay the principal amount of the loans with shares of the Company's Common Stock. The Employment Agreement also provides that the Company will reimburse Mr. Cardin for interest expense related to the loans and will indemnify him against additional tax due as a result of such reimbursement and indemnification. Should Mr. Cardin default on the loans, the shares will revert to the Company.

The agreement also provides that, in the event the Company terminates Mr. Cardin's employment by reason of his permanent disability, the Company shall (1) pay Mr. Cardin a total sum, payable in 24 equal monthly installments, equal to 50% of the base salary to which he would have been entitled had he performed his duties for the Company for a period of two years after his termination, less the amount of any disability insurance benefits he receives under policies maintained by the Company for his benefit, and (2) continue to provide Mr. Cardin with all fringe benefits provided to him at the time of his permanent disability for a period of two years following such permanent disability.

The agreement also provides that, in the event the Company terminates Mr. Cardin's employment in breach of the agreement, or in the event that Mr. Cardin terminates his employment because his circumstances of employment shall have changed subsequent to a change in control, then the Company shall pay Mr. Cardin a lump sum payment equal to the sum of (1) twice Mr. Cardin's base salary during the 12-month period immediately preceding the termination of his employment, (2) the greater of (a) twice any annual bonus paid to or accrued with respect to Mr. Cardin by the Company during the fiscal year immedi ately preceding the fiscal year in which his employment shall have been terminated and (b) three times his base salary during the 12-month period immediately preceding the termination of his employment, and (3) any other compensation owed to Mr. Cardin at the time of his termination. The agreement also provides that the Company will indemnify Mr. Cardin against any special tax that may be imposed on him as a result of any such termination payment made by the Company pursuant to the agreement.

Under the employment agreement, a change in control is deemed to occur (1) if there is a change of one-third of the Board of Directors under certain conditions, (2) if there is a sale of all or substantially all of the Company's assets, (3) upon certain mergers or consolidations, (4) under certain circumstances if another person (or persons) acquires 20% or more of the outstanding voting shares of the Company, or (5) if any person except the employee shall own or control half of such outstanding voting shares.

The following table sets forth the dollar value of compensation earned by the Company's CEO, its only executive officer, during the last three fiscal years.

                           Summary Compensation Table

                               Annual Compensation

   Name and Principal        Year           Salary                Bonus              Other Annual           All Other
        Position                             ($)                   ($)              Compensation1         Compensation1

                                                                                         ($)                   ($)
=========================  ========  ====================  ====================  ====================  ====================
Steven H. Cardin             1995          127,000                9,000                   --                 17,000
CEO

                             1994          120,000                  --                    --                 17,000

                             1993          115,000               23,000                9,000                 17,000

=========================  ========  ====================  ====================  ====================  ====================

------------------------------------

1 Pursuant to his Employment Agreement (see above), Mr. Cardin paid $17,000 in interest to the Company in 1993, 1994, and 1995. Also pursuant to his Employment Agreement, the Company reimbursed him for those interest payments. "All Other Compensation" consists of such reimbursement. As a result of the reimbursement, Mr. Cardin incurred additional income taxes. Pursuant to his Employment Agreement, the Company has indemnified Mr. Cardin against such additional taxes.

"Other Annual Compensation" consists of such indemnification.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth information concerning each person who, as of January 15, 1996, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and information regarding Common Stock of the Company beneficially owned, as of January 15, 1996, by all Directors and executive officers and by all Directors and executive officers as a group.


                                                 Certain Beneficial Owners

        Name and Address of Owner              Beneficially Owned           Percent of Class

=========================================  ==========================  ==========================
Steven H. Cardin1
PO Box 1057

Breckenridge CO  80424-1057                        4,159,198                     29.7%
David L. Goldman
100 Federal Street
Boston MA  02110                                   1,212,500                      8.6%
=========================================  ==========================  ==========================

                                                        Management

              Name of Owner                    Beneficially Owned           Percent of Class

=========================================  ==========================  ==========================
Steven H. Cardin1                                  4,159,198                     29.7%
All Directors and Executive
  Officers as a Group (3 Persons)                  4,159,198                     29.7%
=========================================  ==========================  ==========================

------------------------------------

1 Includes 1,002,083 shares held by the Cardin Family Limited Partnership, of which a corporation controlled by Mr. Cardin is the managing general partner, and 3,157,115 shares held individually by Mr. Cardin.

Item 12.    Certain Relationships and Related Transactions.

None.

Item 13.    Exhibits, List and Reports on Form 8-K.

Exhibits:

2 Plan of Reorganization and Agreement of Merger - Exhibit A to August 20, 1985 Proxy Statement, p. A-1 3(I) Articles of Incorporation - Exhibit B to August 20, 1985 Proxy Statement, p. B-1 3(ii) Bylaws - Exhibit C to August 20, 1985 Proxy Statement, p. C-1 10 Steven H. Cardin Employment Agreement - Exhibit A to Form 10-K for fiscal year ended September 30, 1989, p.30

21          List of  subsidiaries  - Exhibit A to Form  10-KSB for fiscal year ended September 30, 1995, p. 15

Reports on Form 8-K:

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.

By:                                                             January 23, 1996
       Steven H. Cardin, CEO                                           Date

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ STEVEN H. CARDIN                                    November 14, 1995
       Steven H. Cardin, Director,                                     Date

       Principal Executive Officer,
       Principal Financial Officer, and
       Principal Accounting Officer

By:    /s/ STEPHEN F. FANTE                                    November 14, 1995
       Stephen F. Fante, Director                                      Date

                          Independent Auditors' Report

The Stockholders and Board of Directors
Altex Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state ments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and subsidiaries as of September 30, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, the Company owns property which contains oil-contaminated soil. At this time, the Company cannot reasonably predict what reclamation activities may be required to restore the pro perty, or their costs. However, based on the Company's preliminary assessment of the contamination and feasible reclama tion alternatives, management estimates such reclamation and restoration costs could range from $60,000 to $160,000, of which the Company has accrued $60,000. The ultimate outcome of this matter is uncertain and cannot presently be determined.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the year ended September 30, 1995.

                                                          KPMG Peat Marwick LLP

Denver, Colorado
November 2, 1995

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                               September 30, 1995

                                     Assets

Current Assets

    Cash and cash equivalents                                                                              $          1,103,000
    Accounts receivable                                                                                                 138,000
    Other receivables                                                                                                    29,000
    Other                                                                                                                15,000
            Total current assets                                                                                      1,285,000

Property and equipment, at cost

    Proved oil and gas properties (successful efforts method) (Notes 6 and 7)                                         2,385,000
    Other                                                                                                                66,000
                                                                                                                      2,451,000

    Less accumulated depreciation, depletion, amortization, and valuation allowance                                  (2,093,000)
            Net property and equipment                                                                                  358,000
                                                                                                           $          1,643,000



                      Liabilities and Stockholders' Equity

Current liabilities

    Accounts payable                                                                                       $             40,000
    Accrued production costs                                                                                             55,000
    Accrued reclamation, restoration, and dismantlement (Note 6)                                                         45,000
    Other accrued expenses                                                                                               43,000
            Total current liabilities                                                                                   183,000

Stockholders' equity (Note 3)

    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                                --
    Common stock, $.01 par value. Authorized 50,000,000 shares, 20,392,625 issued                                       204,000
    Additional paid-in capital                                                                                       14,771,000
    Accumulated deficit                                                                                             (12,650,000)
    Treasury stock, at cost, 6,059,636 shares                                                                          (642,000)
    Note receivable from stockholder                                                                                   (223,000)
                                                                                                                      1,460,000

Commitments and Contingencies (Notes 3, 5, and 6)

                                                                                                           $          1,643,000



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                     Years ended September 30, 1995 and 1994

                                                                                                     1995          1994
Revenue

    Oil and gas sales                                                                        $          889,000     844,000
    Interest (Note 3)                                                                                    69,000      49,000
    Other                                                                                                 5,000       6,000
                                                                                                        963,000     899,000

Costs and expenses

    Lease operating                                                                                     350,000     403,000
    Production taxes                                                                                    100,000      98,000
    General and administrative (Note 3)                                                                 339,000     326,000
    Exploration                                                                                          10,000      50,000
    Reclamation, restoration, and dismantlement (Note 6)                                                     --      60,000
    Depreciation, depletion, amortization, and valuation allowance                                       78,000     122,000
                                                                                                        877,000   1,059,000

Net earnings (loss)                                                                          $           86,000    (160,000)
Earnings (loss) per share of common stock
                                                                                                          $0.01  $    (0.01)

Weighted average shares outstanding                                                                  14,578,687  15,188,000



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended September 30, 1995 and 1994

                                                Common Stock        Additional   Accumulated     Treasury     Note         Total
                                          Shares          Amount     paid-in      deficit        stock     receivable  stockholders'
                                                                     capital                                  from        equity
                                                                                                          shareholder

Balances at September 30, 1993          20,392,625      $204,000   14,771,000  (12,576,000)     (568,000)     (223,000)   1,608,000
Net loss                                        --            --           --     (160,000)            --            --    (160,000)
Acquisition of Treasury stock,

 420,000 shares at $0.08 per share              --            --           --            --      (34,000)            --     (34,000)
Balances at September 30, 1994          20,392,625      $204,000   14,771,000  (12,736,000)     (602,000)     (223,000)   1,414,000
Net earnings                                    --            --           --       86,000             --            --      86,000
Acquisition of Treasury stock,

 624,000 shares at $0.06 per share              --            --           --            --      (40,000)            --     (40,000)
Balances at September 30, 1995          20,392,625      $204,000   14,771,000  (12,650,000)     (642,000)     (223,000)    1,460,000



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Years ended September 30, 1995 and 1994

                                                                                                   1995          1994
Cash flows from operating activities

    Net earnings (loss)                                                                    $          86,000       (160,000)
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities

        Loss on sale of assets                                                                         1,000          1,000
        Depreciation, depletion, amortization, and valuation allowance                                78,000        122,000
        (Increase) decrease in accounts receivable                                                    (1,000)         1,000
        (Increase) decrease in other receivables                                                      22,000        (25,000)
        Increase in other current assets                                                             (13,000)        (1,000)
        Decrease in accounts payable                                                                 (10,000)        (8,000)
        Increase (decrease) in accrued production costs                                              (22,000)        25,000
        Increase (decrease) in accrued restoration, reclamation, and dismantlement                   (15,000)        60,000
        Increase (decrease) in other accrued expenses                                                  7,000         (8,000)
                Net cash provided by operating activities                                            133,000          7,000

Cash flows from investing activities

    Proceeds from sale of assets                                                                       4,000         31,000
    Oil and gas property development expenditures                                                         --        (17,000)
    Non-oil and gas property and equipment expenditures                                               (6,000)       (44,000)
                Net cash used in investing activities                                                 (2,000)       (30,000)

Cash flows used in financing activities

    Acquisition of treasury stock                                                                    (40,000)       (34,000)

Net increase (decrease) in cash and cash equivalents                                                  91,000        (57,000)
Cash and cash equivalents at beginning of year                                                     1,012,000      1,069,000
Cash and cash equivalents at end of year                                                  $        1,103,000      1,012,000



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           September 30, 1995 and 1994

Note 1 - Summary of Significant Accounting Policies.

     Principles of Consolidation: The consolidated financial statements include the accounts of Altex Industries, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment: The Company follows the successful efforts method of accounting for oil and gas operations, un der which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units-of-production method based on estimated quantities of proved reserves. Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, or valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations.

Impairment of Long-Lived Assets: Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), issued in March 1995, requires long-lived assets to be reviewed for impairment when circumstances indicate that the carrying value of such assets may not be recoverable. This review compares the asset's carrying value with management's best estimate of the asset's expected future undiscounted cash flows without interest costs. If the expected future cash flows exceed the carrying value, no impairment is recognized. If the carrying value exceeds the expected future cash flows, an impairment equal to the excess of the carrying value over the estimated fair value of the asset is recognized. No such impairment may be restored in the future. The Company elected to adopt SFAS 121 in the fourth quarter of fiscal 1995, and no impairment provision was required.

Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Earnings (Loss) Per Share: Earnings (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year.

Note 2 - Income Taxes. At September 30, 1995, the Company had net operating loss, depletion, and investment tax credit carryforwards for income tax purposes of $10,270,000, $520,000, and $180,000, respectively. If not utilized, the net op erating losses will expire during the period from 1996 through 2009, and the investment tax credit carryforwards will expire during the period 1996-2001. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax liabilities and deferred tax assets at September 30, 1995, computed in accordance with SFAS No. 109, is as follows:

Deferred Tax Assets

   Net operating loss carryforward                                                      $       3,595,000
   Depletion carryforward                                                                         184,000
   Investment tax credit carryforward                                                             180,000
   Accrued reclamation, restoration, and dismantlement                                             16,000
   Tax basis of assets written off for financial statement purposes                               688,000
Total Gross Deferred Tax Assets                                                                 4,663,000
   Less valuation allowance                                                                    (4,618,000)

Net Deferred Tax Assets                                                                            45,000
Deferred Tax Liabilities

   Depletion, depreciation, amortization, and valuation allowance for income
      tax purposes in excess of amounts for financial statement purposes                         (45,000)
Net Deferred Tax Liability                                                              $              --


                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           September 30, 1995 and 1994

Note 3 - Related Party Transactions. Pursuant to an employment agreement with the Company, the Company's president has purchased 2,383,615 shares of the Company's common stock from the Company at a purchase price of $.09375 per share in non-cash transactions with the proceeds from personal loans from the Company in the amount of approximately $223,000. The loans, which are secured by the shares, are due April 1, 1996, the end of the term of the employment agreement, and the president can pay the principal amount of the loans with shares of the Company's common stock. The agreement provides that the Company will reimburse the president for interest expense related to the personal loans, will in demnify him against additional tax due as a result of such reimbursement and indemnification, and also provides for ter mination and permanent disability benefits under certain circumstances. The Company recognized $17,000 of both interest income and general and administrative expense related to the personal loans in each of 1995 and 1994.

Note 4 - Major Customers. In 1995 and 1994 the Company had four customers who individually accounted for 10% or more of the Company's revenue and who, in aggregate, accounted for 87% and 85% of revenue in 1995 and 1994, respec tively. In 1995 the four customers individually accounted for 53%, 13%, 11%, and 10% of revenue, and in 1994 the four customers individually accounted for 47%, 14%, 12%, and 12% of revenue.

Note 5 - Leases. The Company rents office space under a noncancellable operating lease that expires in April 1999. At September 30, 1995, required future payments under the lease are $18,000 for each of the years ending September 30, 1996, 1997, and 1998, and $9,000 for the year ending September 30, 1999. The Company incurred rent expense of $29,000 and $24,000 in 1995 and 1994, respectively.

Note 6 -  Reclamation,  Restoration,  and  Dismantlement.  In 1983  the  Company
purchased a 100% working interest in certain federal and fee leases that comprise a field in Wyoming. Prior to the Company's purchase, the field had been in operation, and management believes a considerable quantity of oil contaminated the soil. Since the acquisition, occasional minor leaks and spills have contributed to the contamination. The Company has discussed the contamination with the Bureau of Land Management ("BLM") and the Wyoming Oil and Gas Conservation Commission ("WOGCC"), which have responsibility, respectively, for the federal and fee leases. The Wyoming Department of Environmental Quality ("DEQ") has visited the field but has not contacted the Company regarding the purpose of its visit. To date, no individual, group, or regulatory authority has indicated any intention to bring a claim or complaint.

In 1991 the BLM asked the Company to determine whether the contamination could affect groundwater. Based on drill tests, the Company determined that there was no material lateral migration of spilled oil. Because of the nature of the oil produced and the nature of the soil, management believes there has also been no material vertical migration of spilled oil.

The Company has not performed detailed studies to determine the extent of contamination but estimates soil surrounding the tank batteries and production pits is contaminated to a depth of approximately four feet. During FY95 the Company tested the soil for the presence of heavy metals and certain volatile chemicals frequently associated with petroleum hydrocarbon contamination and determined that such materials, if present, exist in quantities below the detection limits inherent in normal testing procedures. These tests did not constitute a material expense. The Company will incur the cost of detailed studies if and when regulatory authorities require it to do so.

The Company estimates that the cost of plugging the wells and reclaiming and restoring the field to pre-development condi tions will be approximately $60,000, net of salvage value and, therefore, recognized $60,000 in reclamation, restoration, and dismantlement expense related to the field in 1994. If the Company is required either to remove the contaminated soil from the site or to incinerate it, the Company estimates additional remediation costs could be $100,000. At this time, the Company is uncertain as to what, if any, studies will be required to determine the extent of contamination, and, if studies are required, what the cost of such studies will be. Also at this time, the Company cannot reasonably predict what reclamation activities may be required to restore the field. However, based on the Company's preliminary assessment of the contamination and feasible reclamation alternatives, management estimates such reclamation and restoration costs could range from $60,000 to $160,000. As of September 30, 1995, the Company had expended $15,000 on the plugging of three of the ten wells in the field.

Note 7 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Prices used to derive the estimates in the tables below are the estimated effective prices at September 30, 1995 and 1994, net of estimated quality and transportation adjustments. Costs used to derive the estimates in the tables below are average historical costs. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and tax credits. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

       I. Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                        September 30,
                                                                                            1995

Proved properties                                                                 $           2,385,000
Accumulated depreciation, depletion, amortization, and valuation allowance                   (2,058,000)
Net capitalized cost                                                              $             327,000

             II. Estimated Quantities of Proved Oil and Gas Reserves

                                                OIL              GAS
                                              (Bbls)            (Mcf)

Balance at September 30, 1993                     294,000           860,000
  Revisions of previous estimates                 (48,000)          325,000
  Production                                      (34,000)         (160,000)
Balance at September 30, 1994                     212,000         1,025,000
  Revisions of previous estimates                  41,000           111,000
  Production                                      (36,000)         (161,000)
Balance at September 30, 1995                     217,000           975,000


               III. Present Value of Estimated Future Net Revenue

                                                                        At September 30
                                                                      1995           1994

Estimated future revenue                                     $         4,610,000      4,872,000
Estimated future expenditures                                         (3,096,000)    (3,460,000)
Estimated future net revenue                                           1,514,000      1,412,000
10% annual discount of estimated future net revenue                     (482,000)      (434,000)
Present value of estimated future net revenue                $         1,032,000        978,000


     IV. Summary of Changes in Present Value of Estimated Future Net Revenue

                                                                              Year ended September 30
                                                                                 1995          1994

Present value of estimated future net revenue, beginning of year        $          978,000     1,606,000
Sales, net of production costs                                                    (439,000)     (343,000)
Net change in prices and costs of future production                                184,000      (435,000)
Revisions of quantity estimates                                                    191,000       (58,000)
Accretion of discount                                                               98,000       161,000
Change in production rates and other                                                20,000        47,000
Present value of estimated future net revenue, end of year              $        1,032,000       978,000

                                    EXHIBIT A

                              List of Subsidiaries

Altex Oil Corporation, a Utah corporation
Altex Minerals, Inc., a Colorado corporation