Form 10QSB
period 1995-12-31
ALTEX INDUSTRIES INC
filed 1996-01-24
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1995

        Transition report under Section 13 or 15(d) of the Exchange Act

                       For the transition period from to .

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                            84-0989164
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                     PO Box 1057 Breckenridge CO 80424-1057

                    (Address of Principal Executive Offices)

         --------------------------------------------------------------

                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

 Number of shares outstanding of issuer's common equity as of January 15, 1996:
                                   14,026,989

                 Transitional Small Business Disclosure Format:

                                    Yes   No X

--------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1995
                                   (Unaudited)

                                     Assets

Current Assets

    Cash and cash equivalents                                                                      $          1,067,000
    Accounts receivable                                                                                         131,000
    Other receivables                                                                                            18,000
    Other                                                                                                        14,000
            Total current assets                                                                              1,230,000

Property and equipment, at cost

    Proved oil and gas properties (successful efforts method)                                                 2,385,000
    Other                                                                                                        68,000
                                                                                                              2,453,000

    Less accumulated depreciation, depletion, amortization, and valuation allowance                          (2,110,000)
            Net property and equipment                                                                          343,000
                                                                                                   $          1,573,000



                      Liabilities and Stockholders' Equity

Current liabilities

    Accounts payable                                                                               $             31,000
    Accrued production costs                                                                                     56,000
    Accrued reclamation, restoration, and dismantlement                                                          17,000
    Other accrued expenses                                                                                       19,000
            Total current liabilities                                                                           123,000

Stockholders' equity

    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                        --
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,026,989 shares                        140,000
    Additional paid-in capital                                                                               14,177,000
    Accumulated deficit                                                                                     (12,644,000)
    Note receivable from stockholder                                                                           (223,000)
                                                                                                              1,450,000
                                                                                                   $          1,573,000

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                             December 31

                                                           1995         1994

Revenue

    Oil and gas sales                              $         188,000     197,000
    Interest                                                  17,000      15,000
    Gain on sale of assets                                        --       1,000
    Other                                                      8,000       2,000
                                                             213,000     215,000

Costs and expenses

    Lease operating                                           84,000      80,000
    Production taxes                                          17,000      24,000
    Exploration                                                   --       5,000
    General and administrative                                81,000      86,000
    Reclamation, restoration, and dismantlement                8,000          --
    Depreciation, depletion, and amortization                 17,000      22,000
                                                             207,000     217,000

Net earnings (loss)                                $           6,000     (2,000)
Earnings (loss) per share                          $               *           *
Weighted average shares outstanding                       14,224,587  14,819,267


*Less than $.01 per share

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                      Three months Ended
                                                                                          December 31

                                                                                     1995            1994

Cash flows from operating activities

    Net earnings (loss)                                                      $            6,000          (2,000)
    Adjustments to reconcile net earnings (loss) to net
        cash provided by operating activities

            Gain on sale of assets                                                           --          (1,000)
            Depreciation, depletion, and amortization                                    17,000           22,000
            Decrease in accounts receivable                                               7,000           38,000
            Decrease in other receivables                                                11,000           23,000
            Decrease in other current assets                                              1,000               --
            Increase (decrease) in accounts payable                                     (9,000)            5,000
            Increase (decrease) in accrued production costs                               1,000         (28,000)
            Decrease in accrued reclamation, restoration, and dismantlement            (28,000)          (6,000)
            Decrease in other accrued expenses                                         (24,000)          (5,000)
                Net cash provided by (used in) operating activities                    (18,000)           46,000

Cash flows from investing activities

    Additions to other property and equipment                                           (1,000)          (3,000)
                Net cash used in investing activities                                   (1,000)          (3,000)

Cash flows from financing activities

    Acquisition of Common Stock                                                        (17,000)         (23,000)
                Net cash used in financing activities                                  (17,000)         (23,000)

Net increase (decrease) in cash and cash equivalents                                   (36,000)           20,000
Cash and cash equivalents at beginning of period                                      1,103,000        1,012,000
Cash and cash equivalents at end of period                                  $         1,067,000        1,032,000



     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated, Condensed Financial Statements
                                   (Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, con densed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1995, its cash flows for the quarters ended December 31, 1995 and 1994 ("Q1FY96" and "Q1FY95"), and its results of operations for Q1FY96 and Q1FY95. Such adjustments consisted only of normal re curring items. Certain reclassifications have been made to the financial statements for Q1FY95 to conform with the classifications used in the financial statements for Q1FY96.

The results of operations for the periods ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1995 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

During Q1FY96 cash decreased because the Company used $18,000 cash in operating activities and expended $17,000 cash on the acquisition of shares of its Common Stock. Cash provided by operating activities decreased as compared to Q1FY95 because during Q1FY96 the Company expended funds that reduced accounts payable, accrued reclamation, restoration, and dismantlement expense, and other accrued expenses. During Q1FY96 other receivables decreased because the Company received $8,000 in refundable production taxes and $6,000 in prepaid expense related to an unsuccessful recompletion. Accrued reclamation, restoration, and dismantlement expense decreased during Q1FY96 because the Company expended $28,000 to plug the remaining unplugged wells in the field discussed below. Other accrued expenses decreased during the quarter because the Company received invoices for its previously accrued audit and tax preparation expense, and because during Q1FY96 the Company paid its president an accrued $9,000 bonus. Also during Q1FY96 the Company retired approximately 6,400,000 shares of its Common Stock, which had the effect of reducing Common Stock, par value, by $64,000 and additional paid in capital by $594,000. During Q1FY96 the Company acquired 306,000 shares of its Common Stock at a total cost of $17,000.

The Company owns property which contains oil-contaminated soil. At this time, the Company cannot reasonably predict what reclamation activities may be required to restore the property, or their costs. However, based on the Company's preliminary assessment of the contamination and feasible reclamation alternatives, the Company esti mates such reclamation and restoration costs could range from $60,000 to $160,000, of which the Company has accrued $60,000. As of December 31, 1995, the Company had plugged all of the wells on the property for a total cost of approximately $43,000. The Company expects to begin selling equipment from the property and to commence reclamation and restoration activities during the Summer of 1996. There were no other material changes in the Company's financial condition during Q1FY96.

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

With the exception of the Company's intention to acquire producing oil and gas properties, cash flows that may result from such acquisitions, and possible additional reclamation, restoration, and dismantlement expense, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Com pany's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At January 15, 1996 the Company had no material commitments for capital expenditures.

Other income increased from Q1FY95 to Q1FY96 because the Company recognized income of $9,000 related to an estimated production tax liability for which it is no longer liable. Production taxes declined from Q1FY95 to Q1FY96 because of reduced sales. During Q1FY95 the Company recognized $5,000 in exploration expense related to an attempted recompletion. During Q1FY96 the Company recognized $8,000 in reclamation, restoration, and dismantlement expense related to the plugging and abandonment of one well in a field in Wyoming. Depreciation, depletion, and amortization expense declined from Q1FY95 to Q1FY96 because the Company's basis in its property and equipment declined. Net income increased from Q1FY95 to Q1FY96 because a slight reduction in revenue was more than offset by a reduction in expense.

The Company's sales and net income are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decrease unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. With the exception of unanticipated variations in production levels and possible additional reclamation, restoration, and dismantlement expense, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on sales or revenue or income from continuing operations.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date: January 23, 1996                                By:  /s/ STEVEN H. CARDIN
                                                               Steven H. Cardin

                                                    Chief Executive Officer and
                                                    Principal Financial Officer