Form 10-Q
period 1996-03-31
ALTEX INDUSTRIES INC
filed 1996-04-18
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended March 31, 1996

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


                                 (970) 453-6641
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


  Number of shares outstanding of issuer's common equity as of April 10, 1996:
                                   13,991,989


                 Transitional Small Business Disclosure Format:

                                    Yes No X

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 March 31, 1996
                                   (Unaudited)

                                     Assets

Current Assets
    Cash and cash equivalents                                                                $                          1,118,000
    Accounts receivable                                                                                                   128,000
    Other receivables                                                                                                      22,000
    Other                                                                                                                  14,000
            Total current assets                                                                                        1,282,000

Property and equipment, at cost
    Proved oil and gas properties (successful efforts method)                                                           2,387,000
    Other                                                                                                                  68,000
                                                                                                                        2,455,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                                    (2,128,000)
            Net property and equipment                                                                                    327,000
                                                                                             $                          1,609,000



                      Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                                                         $                             19,000
    Accrued production costs                                                                                               44,000
    Accrued reclamation, restoration, and dismantlement expense                                                            18,000
    Other accrued expenses                                                                                                 23,000
            Total current liabilities                                                                                     104,000

Stockholders' equity
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                                  --
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,285,989 shares                                  143,000
    Additional paid-in capital                                                                                         14,188,000
    Accumulated deficit                                                                                               (12,587,000)
    Treasury stock, at cost, 294,000 shares at March 31, 1996                                                             (16,000)
    Note receivable from stockholder                                                                                     (223,000)
                                                                                                                        1,505,000
                                                                                             $                          1,609,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                               Three Months Ended                               Six Months Ended
                                                                    March 31                                        March 31
                                                               1996           1995                      1996                 1995
Revenue
    Oil and gas sales                                   $     231,000       187,000                   419,000              384,000
    Interest income                                            18,000        19,000                    35,000               34,000
    Gain on sale of assets                                         --            --                        --                1,000
    Other income                                                6,000         1,000                    14,000                3,000
                                                              255,000       207,000                   468,000              422,000
Costs and expenses
    Lease operating                                            81,000        83,000                   165,000              163,000
    Production taxes                                           23,000        19,000                    40,000               43,000
    General and administrative                                 76,000        84,000                   157,000              170,000
    Exploration                                                    --         5,000                     8,000               10,000
    Depreciation, depletion, and amortization                  18,000        25,000                    35,000               47,000
                                                              198,000       216,000                   405,000              433,000
Net earnings (loss)                                     $      57,000        (9,000)                   63,000              (11,000)
Earnings (loss) per share                               $           *             *                         *                    *
Weighted average shares outstanding                        14,011,989    14,621,989                14,118,869           14,721,712



*Less than $.01 per share


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                                              Six Months Ended
                                                                                                                  March 31
                                                                                                      1996                  1995

Cash flows from operating activities
    Net earnings (loss)                                                                     $        63,000               (11,000)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities
            Gain on sale of assets                                                                       --                (1,000)
            Depreciation, depletion, and amortization                                                35,000                47,000
            Decrease in accounts receivable                                                          10,000                32,000
            Decrease in other receivables                                                             7,000                32,000
            Decrease in other current assets                                                          1,000                    --
            Decrease in accounts payable                                                            (21,000)              (27,000)
            Decrease in accrued production costs                                                    (11,000)              (22,000)
            Decrease in accrued reclamation, restoration, and dismantlement                         (27,000)              (14,000)
            Decrease in other accrued expenses                                                      (20,000)                   --
                Net cash provided by operating activities                                            37,000                36,000

Cash flows from investing activities
    Expenditures for oil and gas property development, net of proceeds                               (2,000)                3,000
    Other additions to property and equipment                                                        (1,000)               (4,000)
                Net cash used in investing activities                                                (3,000)               (1,000)

Cash flows from financing activities
    Acquisition of treasury stock                                                                   (19,000)              (23,000)
                Net cash used in financing activities                                               (19,000)              (23,000)

Net increase in cash and cash equivalents                                                            15,000                12,000
Cash and cash equivalents at beginning of period                                                  1,103,000             1,012,000
Cash and cash equivalents at end of period                                                  $     1,118,000             1,024,000



     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated, Condensed Financial Statements
                                   (Unaudited)


     Note  1  -  Financial  Statements.  In  the  opinion  of  management,   the
accompanying unaudited, consolidated, con densed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, its cash flows for the six months ended March 31, 1996 and 1995, and its results of opera tions for the three and six months ended March 31, 1996 and 1995. Such adjustments consisted only of normal re curring items. Certain reclassifications have been made to the financial statements for the three and six months ended March 31, 1995, to conform with the classifications used in the financial statements for the three and six months ended March 31, 1996. The results of operations for the periods ended March 31 are not necessarily indica tive of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1995 Annual Report on Form 10-KSB, and it is suggested that these consoli dated, condensed financial statements be read in conjunction therewith.


Item 2. Management's Discussion and Analysis or Plan of Operation.

     During the six months ended March 31, 1996, other receivables decreased because the Company received $8,000 in refundable production taxes and also received $6,000 related to an advance for an unsuccessful recompletion. Accounts payable decreased because the Company has been paying invoices more promptly. Accrued production costs decreased because lease operating expenses have declined. Accrued reclamation, restoration, and dismantle ment expense decreased because during Q1FY96 the Company expended $28,000 to plug the remaining unplugged wells in the field discussed below. Other accrued expenses decreased because the Company received invoices for its previously accrued audit and tax preparation expense, and because the Company paid its president an accrued $9,000 bonus. Also included in expenditures for oil and gas property development during the six months ended March 31, 1995, is a refund of $3,000.

     During the six months ended March 31, 1996, the Company retired approximately 6,400,000 shares of its Common Stock, which had the effect of reducing Common Stock, par value, by $64,000 and additional paid in capital by $594,000. During the six months ended March 31, 1996, the Company acquired 341,000 shares of its Common Stock at a total cost of $19,000.

     The Company owns a property which contains oil-contaminated soil. At this time, the Company cannot reasonably predict what reclamation activities may be required to restore the property, or their costs. However, based on the Company's preliminary assessment of the contamination and feasible reclamation alternatives, the Company origi nally estimated that such reclamation and restoration costs, including the costs of plugging the wells on the prop erty, could range from $60,000 to $160,000, of which the Company has accrued $60,000. As of March 31, 1996, the Company had plugged all of the wells on the property for a total cost of approximately $42,000, which was applied against the accrual. The Company expects to begin selling equipment from the property and to commence reclamation and restoration activities during the Summer of 1996.

     Currently, Iraq and the United Nations are negotiating an agreement under which Iraq may be permitted to export limited quantities of oil. The Company anticipates that oil and gas prices will decline precipitously from current levels if Iraq returns to the world oil market. At such prices, unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in fiscal 1996. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such pro perties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria. Therefore, the Company has not consummated a significant acquisition of interests in producing oil and gas properties since fiscal 1990.

     With the exception of the Company's intention to acquire producing oil and gas properties, cash flows that may re sult from such acquisitions, and possible additional reclamation, restoration, and dismantlement expense, the Com pany knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's produc ing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liqui dity other than its working capital. At April 10, 1996, the Company had no material commitments for capital expenditures.

     Sales increased from Q2FY95 to Q2FY96 because both production and prices of both oil and gas increased. Sales increased during the six months ended March 31, 1996, as compared to the six months ended March 31, 1995, because the decline in sales during Q1FY96 was more than offset by the increase during Q2FY96. Other income increased from Q2FY95 to Q2FY96 because during Q2FY96 the Company recognized income of $4,000 related to a lease operating expense accrual for which it is no longer liable, and other income increased for the six months ended March 31, 1996, as compared to the six months ended March 31, 1995, because during Q1FY96 the com pany recognized income of $9,000 related to estimated production tax liability for which it is no longer liable.

     General and administrative expense declined from Q2FY95 to Q2FY96 and from the six months ended March 31, 1995, to the six months ended March 31, 1996, principally because of reduced rent expense resulting from the termination of the lease on the Companys Denver office space during FY95. During each of Q1FY95 and Q2FY95 the Company recognized $5,000 in exploration expense related to an unsuccessful attempted recompletion. During Q1FY96 the Company recognized $8,000 in reclamation, restoration, and dismantlement expense related to the plugging and abandonment of one well in a field in Wyoming. Depreciation, depletion, and amortization expense declined from Q2FY95 to Q2FY96 and from the six months ended March 31, 1995, to the six months ended March 31, 1996, because the Companys basis in its property and equipment declined. Net income increased from Q2FY95 to Q2FY96 and from the six months ended March 31, 1995, to the six months ended March 31, 1996, because, for both the three and six month periods, revenue increased and expenses declined.

     The Company's sales and net income are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decrease unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. With the exception of unanticipated variations in production levels, possible additional reclamation, restoration, and dismantlement expense, and price declines resulting from Iraqs return to the world oil markets, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expect ed to have a material impact on sales or revenue or income from continuing operations.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         ALTEX INDUSTRIES, INC.

Date:  April 17, 1996                                By:   /s/ STEVEN H. CARDIN
                                                               Steven H. Cardin
                                                    Chief Executive Officer and
                                                    Principal Financial Officer