Form 10-Q
period 1996-06-30
ALTEX INDUSTRIES INC
filed 1996-07-11
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended June 30, 1996

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

                                    Yes X No

   Number of shares outstanding of issuer's common equity as of July 9, 1996:
                                   13,966,989

                 Transitional Small Business Disclosure Format:

                                    Yes No X

   -------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  JUNE 30, 1996

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                                   $            1,206,000
    Accounts receivable                                                                                        112,000
    Other receivables                                                                                           19,000
    Other                                                                                                       14,000
            Total current assets                                                                             1,351,000

PROPERTY AND EQUIPMENT, AT COST

    Proved oil and gas properties (successful efforts method)                                                2,388,000
    Other                                                                                                       69,000
                                                                                                             2,457,000

    Less accumulated depreciation, depletion, amortization, and valuation allowance                        (2,145,000)
            Net property and equipment                                                                         312,000
                                                                                                $            1,663,000



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                                            $               12,000
    Accrued production costs                                                                                    38,000
    Accrued reclamation, restoration, and dismantlement expense                                                 18,000
    Other accrued expenses                                                                                      40,000
            Total current liabilities                                                                          108,000

STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                       --
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,285,989 shares                       143,000
    Additional paid-in capital                                                                              14,188,000
    Accumulated deficit                                                                                   (12,536,000)
    Treasury stock, at cost, 366,000 shares at June 30, 1996                                                  (17,000)
    Note receivable from stockholder                                                                         (223,000)
                                                                                                             1,555,000
                                                                                                $            1,663,000

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                Three Months Ended           Nine Months Ended
                                                                     June 30                      June 30

                                                                    1996         1995           1996         1995
REVENUE

    Oil and gas sales                                    $         240,000     221,000         659,000      605,000
    Interest income                                                 18,000      16,000          53,000       50,000
    Gain on sale of assets                                              --       2,000              --        3,000
    Other income                                                   (5,000)     (8,000)           9,000      (5,000)
                                                                   253,000     231,000         721,000      653,000
COSTS AND EXPENSES

    Lease operating                                                 72,000      91,000         237,000      254,000
    Production taxes                                                25,000      26,000          65,000       69,000
    General and administrative                                      88,000      95,000         245,000      265,000
    Exploration                                                         --          --              --       10,000
    Reclamation, restoration, and dismantlement                         --          --           8,000           --
    Depreciation, depletion, and amortization                       17,000      22,000          52,000       69,000
                                                                   202,000     234,000         607,000      667,000
NET EARNINGS (LOSS)                                      $          51,000     (3,000)         114,000     (14,000)
EARNINGS (LOSS) PER SHARE                                $               *           *            0.01            *
WEIGHTED AVERAGE SHARES OUTSTANDING                             13,983,473  14,516,769      14,073,901   14,653,398


*Less than $.01 per share

    See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED

                                                                                            JUNE 30
                                                                                       1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES

    Net earnings (loss)                                                         $        114,000     (14,000)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities

            Gain on sale of assets                                                            --      (3,000)
            Depreciation, depletion, and amortization                                     52,000       69,000
            Decrease in accounts receivable                                               26,000       23,000
            Decrease in other receivables                                                 10,000       28,000
            (Increase) decrease in other current assets                                    1,000     (13,000)
            Decrease in accounts payable                                                (28,000)     (23,000)
            Decrease in accrued production costs                                        (17,000)     (25,000)
            Decrease in accrued reclamation, restoration, and dismantlement             (27,000)     (14,000)
            (Increase) decrease in other accrued expenses                                (3,000)       14,000
                Net cash provided by operating activities                                128,000       42,000

CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from sale of assets                                                              --        3,000
    Expenditures for oil and gas property development, net of proceeds                   (3,000)        3,000
    Other additions to property and equipment                                            (2,000)      (8,000)
                Net cash used in investing activities                                    (5,000)      (2,000)

CASH FLOWS FROM FINANCING ACTIVITIES

    Acquisition of treasury stock                                                       (20,000)     (35,000)
                Net cash used in financing activities                                   (20,000)     (35,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                103,000        5,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,103,000    1,012,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,206,000    1,017,000


    See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed fi nancial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, its cash flows for the nine months ended June 30, 1996 and 1995, and its results of operations for the three and nine months ended June 30, 1996 and 1995. Such adjustments consisted only of normal recurring items. Certain reclassifica tions have been made to the financial statements for the three and nine months ended June 30, 1995, to conform with the classifications used in the financial statements for the three and six months ended June 30, 1996. The results of operations for the periods ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1995 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cash and cash equivalents increased from September 30, 1995, to June 30, 1996, principally because of net cash provided by operating activities. Other receivables decreased because the Company received $8,000 in refundable production taxes and also received $6,000 related to an advance for an unsuccessful recompletion. Accounts payable decreased because the Company has been paying invoices more promptly. Accrued production costs decreased because lease operating expenses have declined. Accrued reclamation, restoration, and dismantlement expense decreased because during the three months ended December 31, 1995, the Company expended $28,000 to plug the remaining unplugged wells in the field discussed below.

During the nine months ended June 30, 1996, the Company retired approximately 6,400,000 shares of its Common Stock, which had the effect of reducing Common Stock, par value, by $64,000 and additional paid in capital by $594,000. During the nine months ended June 30, 1996, the Company acquired 366,000 shares of its Common Stock at a total cost of $20,000.

The Company owns a property which contains oil-contaminated soil. At this time, the Company cannot reasonably predict what reclamation activities may be required to restore the property, or their costs. However, based on the Company's preliminary assessment of the contamination and feasible reclamation alternatives, the Company originally estimated that such reclamation and restoration costs, including the costs of plugging the wells on the property, could range from $60,000 to $160,000, of which the Company has accrued $60,000. As of June 30, 1996, the Company had plugged all of the wells on the property for a total cost of approximately $42,000, which was applied against the accrual. The Company expects to begin selling equipment from the property and to commence reclamation and restoration activities during the Summer of 1996.

Net cash provided by operating activities increased during the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995, principally because of the increase in net earnings. Also included in expenditures for oil and gas property development during the nine months ended June 30, 1995, is a refund of $3,000.

Currently, Iraq and the United Nations are negotiating an agreement under which Iraq may be permitted to export limited quantities of oil. The Company anticipates that oil and gas prices will decline precipitously from current levels if Iraq returns to the world oil market. At such prices, unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria. Therefore, the Company has not consummated a significant acquisition of interests in producing oil and gas properties since fiscal 1990.

With the exception of the Company's intention to acquire producing oil and gas properties, cash flows that may result from such acquisitions, and possible additional reclamation, restoration, and dismantlement expense, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the

Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas proper ties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 9, 1996, the Company had no material commitments for capital expenditures.

Sales increased during the three and nine months ended June 30, 1996, as compared to the three and nine months ended June 30, 1996, because of higher effective prices per barrel of oil equivalent. Interest income increased for the three and nine months because of higher effective interest rates and higher cash balances. Other income consists of a multitude of miscellaneous items, including adjustments to sales, production taxes, and lease operating expense in prior periods reported currently by operators of properties in which the Company has an interest. For the three and nine months ended June 30, 1995, material items included an $8,000 adjustment to lease operating expense related to a prior year and an $8,000 purchase price adjustment related to an acquisition of interests in producing properties consummated in a prior year.

Lease operating  expense  decreased  during the three and nine months ended
June 30, 1996, because of reduced repairs and maintenance expense. General and administrative expense decreased during the three and nine months principally because the Company incurred $7,000 in rent and lease termination expense during the three months ended June 30, 1995, and $15,000 in such expense during the nine months ended June 30, 1995, relating to the lease of the Company's former office space, which lease was terminated in 1995. During the nine months ended June 30, 1995, the Company recognized $10,000 in exploration expense related to an unsuccessful attempted recompletion. During the three months ended December 31, 1995, the Company recognized $8,000 in reclamation, restoration, and dismantlement expense related to the plugging and abandonment of one well in a field in Wyoming. Depreciation, depletion, and amortization expense decreased during the three and nine months ended June 30, 1996, because the Company's basis in its depreciable and depletable assets declined. Net earnings increased during the three and nine months because revenue increased and expense decreased.

The Company's sales and net income are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decrease unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. With the exception of unanticipated variations in production levels, possible additional reclamation, restoration, and dismantlement expense, and price declines resulting from Iraq's return to the world oil markets, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on sales or revenue or income from continuing operations.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:   July 11, 1996                                 By:   /s/ STEVEN H. CARDIN
     -------------------                                 -----------------------
                                                                Steven H. Cardin
                                                     Chief Executive Officer and
                                                     Principal Financial Officer