Form 10KSB
period 1996-09-30
ALTEX INDUSTRIES INC
filed 1996-12-17
CIK 775057

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                                   FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
                1934 For the fiscal year ended September 30, 1996

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

       Securities registered under Section 12(b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorpo rated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

           Issuer's revenue for its most recent fiscal year: $997,000

Aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on the NASDAQ Bulletin Board as of December 16, 1996: $769,000

 Number of shares outstanding of issuer's Common Stock as of December 16, 1996:
                                   13,802,489

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part III: Proxy statement to be filed in connection with the Registrant's 1997
                         Annual Meeting of Shareholders

--------------------------------------------------------------------------------

 "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10-KSB are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration and production in the Rocky Mountain region, the Company's ability to find, acquire, market, develop, and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, availability and cost of material and equipment, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other uncertainties detailed elsewhere herein.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Altex  Industries,  Inc. (or the  "Registrant"  or the "Company,"  each of which
terms,  when  used  herein,   refer  to  Altex  Industries,  Inc.  and/or  its
subsidiaries) is a holding company with three full-time employees that was incorporated in Delaware in 1985. Through its operating subsidiaries, the Company currently owns interests, including working interests, in productive onshore oil and gas properties, buys and sells producing oil and gas properties, and, to a lesser extent, participates in the drilling of exploratory and development wells, and in recompletions of existing wells.

The Company operates only one producing well and one field currently being abandoned. All other interests are in properties operated by others. A working interest owner in a property not operated by that interest owner must substantially rely on information regarding the property provided by the operator, even though there can be no assurance that such information is complete, accurate, or current. In addition, an owner of a working interest in a property is potentially responsible for 100% of all liabilities associated with that property, regardless of the size of the working interest actually owned.

Through the operators of the properties in which it has an interest, the Company sells produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases the Company's production were taken out of service, the Company could be forced to halt production that is purchased by such refinery, pipeline, or plant. Approximately 40% of the Company's oil and gas sales result from production in one field for which there is only one available gas pipeline system (See Note 4 of Notes to Consolidated Financial Statements below.). If this pipeline system were taken out of service, field production of both oil and gas would be halted.

Although many entities produce oil and gas, competitive factors play a material role in the Company's production operations only to the extent that such factors affect demand for and prices of oil and gas and demand for, supply of, and prices of oilfield services. The production of oil and gas is regulated by federal, state, and local agencies, and the Company is also subject to federal, state, and local laws and regulations relating to the environment. These laws and regulations generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation.

The Company periodically assesses its exposure to environmental liability and to reclamation, restoration, and dismantlement expense ("RR&D"), which activities are governed by Federal, state, and local regulation. The Company owns property which contains oil-contaminated soil. Based on the Company's assessment of the contamination and approved reclamation procedures, the Company estimates RR&D for the property will be $153,000 and has recognized all such expense as of September 30, 1996. (See Management's Discussion and Analysis below.)

ITEM 2.    DESCRIPTION OF PROPERTY.

WELLS AND ACREAGE: At December 16, 1996, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At December 16, 1996, the Company owned working interests in 87 gross (20.2 net) productive oil wells, 0 gross (.0 net) productive gas wells, and 27,000 gross (5,500 net) developed acres. Substantially all of the Company's production is located in Colorado, Utah, and Wyoming. Approximately 15% of the Company's oil and gas sales are derived from one well, and approximately 10% of the Company's oil and gas sales are derived from another well. The Company has not reported to, or filed with, any other federal authority or agency any estimates of total proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.



                                   PRODUCTION

                          Net Production                 Average Price             Average Production
Fiscal                Oil              Gas            Oil           Gas          Cost Per Equivalent
Year                 (Bbls)            (Mcf)         (Bbls)         (Mcf)            Barrel ("BOE")

1996                 37,000           148,000        $18.67         $1.60               $6.62
1995                 36,000           161,000         18.33          1.42                7.16
1994                 34,000           160,000         17.39          1.54                8.26
===============  ===============  =============== ============= ============= ========================


DRILLING ACTIVITY: The Company did not participate in the drilling of any wells during fiscal 1996 ("FY96"), fiscal 1995 ("FY95"), or fiscal 1994 ("FY94").

ITEM 3.    LEGAL PROCEEDINGS.

In Summer 1996 a representative of the US Fish and Wildlife Service advised the Company by telephone that a number of dead birds had been found in oil saturated pits in the East Tisdale Field and that, therefore, the Company was under investigation for possible violations of the Migratory Bird Treaty Act, which imposes criminal penalties on a strict liability basis of up to $10,000 per bird on any person, including a corporation, who, by any means or manner, kills any migratory bird. To date the Company has not received any formal notice of such investigation, and the Company cannot reasonably estimate what penalty, if any, may be assessed against it for any violation of the Act. No other individual, group, or regulatory authority has indicated any intention to bring a claim or complaint in connection with the East Tisdale Field.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is listed on the NASDAQ Bulletin Board under the symbol "ALTX". Inter-dealer prices for the Company's Common Stock, which do not include retail mark-up, mark-down, or commission, and may not represent actual transactions, are listed in the table below. Information for FY95 was provided by the Company's market makers. Information for FY96 was provided by the NASDAQ Bulletin Board. The Company did not sell any unregistered securities during FY96.



                      FY96                  FY95
                HIGH        LOW       HIGH       LOW
   QUARTER       BID        BID        BID       BID
   -------       ---        ---        ---       ---
      1         $0.05      $0.05      $0.07     $0.05
      2          0.05       0.04       0.05      0.05
      3          0.05       0.03       0.05      0.05
      4          0.05       0.03       0.05      0.05


At December 16, 1996, there were 5,694 holders of record of the Company's Common Stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cash balances increased during FY96 because of increased cash flow from operations. Other receivables decreased because the Company received approximately $6,000 of unused advances related to an unsuccessful recompletion it had participated in during FY94. Other assets decreased because the Company wrote off $13,000 in expenditures associated with the evaluation of interests in producing properties that might have been the subject of a transaction. The Company also wrote off its $17,000 investment in, and $15,000 in accumulated depreciation, depletion, and amortization ("DD&A") associated with, one well that was plugged and abandoned. Accrued production costs declined because lease operating expense declined. The Company acquired 492,000 shares of its common stock for $26,000. Also during FY96, the Company retired 6,551,636 Treasury shares and, in connection therewith, reduced common stock by $66,000 and additional paid in capital by $602,000.

In 1983 the Company purchased a 100% working interest in federal and fee leases that comprise the East Tisdale Field in Johnson County, Wyoming. The field was developed in the early 1960s, and, over time, a considerable quantity of crude oil had contaminated the soil in both the tank battery areas and the produced water discharge systems. The field was characterized by low quality crude oil and high lease operating expense.

In 1994 the Company shut the field in because it was only marginally profitable and continued operation would have required considerable repair and maintenance expense. At that time, the Company aggressively solicited purchase offers for the field and began negotiations regarding reclamation methodologies and requirements with the Bureau of Land Management ("BLM") and the Wyoming Oil and Gas Conservation Commission ("WOGCC"), which have responsibility, respectively, for the federal and fee leases, and later with the Wyoming Department of Environmental Quality ("DEQ").

In 1995 and 1996, after no satisfactory purchase offers were forthcoming, the Company plugged and abandoned all of the wells in the field. In Summer 1996, as a result of negotiations with the BLM, the WOGCC, the DEQ, and two private landowners, the Company agreed to excavate all oil-contaminated soil and to road-apply the contaminated soil, subject to DEQ regulations, to sections of a local road. As of December 16, 1996, to the best knowledge of the Company, all oil-contaminated soil has been excavated and road-applied, and the Company had commenced back-filling and recontouring excavated areas.

When disturbed areas are revegetated to the satisfaction of the BLM and the WOGCC, and when the public utility has removed power poles and lines, the Company's reclamation bonds pertaining to the field will be released by the BLM and the WOGCC. After bond release, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured.

In 1994 the Company estimated that RR&D associated with the East Tisdale Field could range from $60,000 to $160,000, net of salvage value, depending on the extent of contamination and the reclamation methodology utilized, and, accordingly, recognized $60,000 in RR&D related to the field. The Company expended $15,000 in 1995 and $68,000 in 1996, and has accrued an additional $70,000 in RR&D at September 30, 1996, for a total cost of $153,000, net of salvage value. Barring unforeseen events, the Company does not believe that the final cost of reclamation and restoration activities in the East Tisdale Field will materially exceed this amount, although this cannot be assured.

In Summer 1996 a representative of the US Fish and Wildlife Service advised the Company by telephone that a number of dead birds had been found in oil saturated pits in the East Tisdale Field and that, therefore, the Company was under investigation for possible violations of the Migratory Bird Treaty Act, which imposes criminal penalties on a strict liability basis of up to $10,000 per bird on any person, including a corporation, who, by any means or manner, kills any migratory bird. To date the Company has not received any formal notice of such investigation, and the Company cannot reasonably estimate what penalty, if any, may be assessed against it for any violation of the Act. No other individual, group, or regulatory authority has indicated any intention to bring a claim or complaint in connection with the East Tisdale Field.

The Company regularly assesses its exposure to both environmental liability and RR&D expense. With the exception of potential liability under the Migratory Bird Treaty Act discussed above, the Company does not believe that it currently has any material exposure to environmental liability, although this cannot be assured. Nor does it believe that RR&D, net of salvage value, associated with the abandonment of any property other than the East Tisdale Field will be material, although this cannot be assured.

Unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations at some point in the future. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria.

With the exception of the Company's intention to acquire producing oil and gas properties, cash flows that may result from such acquisitions, and penalties that may be assessed under the Migratory Bird Treaty Act, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 16, 1996, the Company had no material commitments for capital expenditures.

Sales increased approximately 4% during FY96 because oil sales increased 5% and gas sales increased 4%. Oil sales increased because of a 3% increase in oil production and a 2% increase in effective average realized oil prices. Gas sales increased because an 8% decrease in production was offset by a 13% increase in average realized gas prices.

Included in interest income in both FY95 and FY96 is $17,000 relating to a note receivable from the Company's President, pursuant to certain provisions of his employment agreement, which provisions are described in Note 3 of Notes to Consolidated Financial Statements below. Interest income increased during FY96 because of higher invested cash balances.

Included in lease operating expense ("LOE") in FY95 and FY96 are $17,000 and $4,000, respectively, of expense associated with the East Tisdale Field. Excluding this amount, LOE decreased from $333,000 in FY95 to $309,000 in FY96 principally because of decreased repairs and maintenance.

Included in general and administrative expenses ("G&A") in each of FY95 and FY96 is $17,000 relating to reimbursement of interest expense incurred by the Company's President, pursuant to certain provisions of his employment agreement, which provisions are described in Note 3 of Notes to Consolidated Financial Statements below. Also included in G&A for FY95 and FY96 is accrued expense of $9,000 and $11,000, respectively, for bonuses that were and will be paid to the Company's President pursuant to his employment agreement. The Company rented and occupied new office space during FY94 and terminated its lease on its old office space during FY95. Included in G&A in FY95 is $15,000 of non-recurring rent, moving, and lease termination expense. Excluding interest reimbursement, accrued bonus, and expense related to the terminated office lease, G&A was $298,000 in FY95 and $300,000 in FY96.

In FY95 the Company invested $10,000 in the unsuccessful recompletion of a well in Wyoming. In FY96 the Company recognized $93,000 in RR&D associated with the East Tisdale Field, and $8,000 in RR&D in connection with the plugging and abandonment of a well in another field.

In FY95 DD&A consisted of $56,000 in depletion expense and $22,000 in depreciation expense. In FY96 DD&A consisted of $38,000 in depletion expense and $18,000 in depreciation expense. Depletion expense declined from FY95 to FY96 both because the projected rate of decline in the Company's reserves of oil and gas decreased and because the Company's basis in its depletable assets declined from FY95 to FY96. Depreciation expense decreased from FY95 to FY96 principally because the Company's basis in its depreciable assets decreased.

Production of oil and gas from the Company's interests in wells in Wyoming account for approximately 75% of the Company's oil and gas sales. Certain parties have proposed to build a pipeline that will bring substantial quantities of Canadian crude oil into Wyoming. The Company believes that the pipeline, if constructed, will materially increase the supply of crude oil in Wyoming, which may have a material adverse effect on Wyoming crude oil prices.

The Company's sales and net income are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decrease unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. With the exception of unanticipated variations in production levels, unanticipated RR&D expense, unanticipated environmental expense, and the proposed pipeline discussed above, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on sales or revenue or income from continuing operations.

ITEM 7.    FINANCIAL STATEMENTS.

The consolidated financial statements follow the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY96.

ITEM 10.    EXECUTIVE COMPENSATION.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY96.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY96.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY96.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

EXHIBITS:

2 Plan of Reorganization and Agreement of Merger - Incorporated herein by reference to Exhibit A to August 20, 1985 Proxy Statement
3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985 Proxy Statement
10 Steven H. Cardin Employment Agreement - Incorporated herein by reference to Exhibit A to Form 10-K for fiscal year ended September 30, 1989
21 List of subsidiaries - Incorporated herein by reference to Exhibit A to Form 10-KSB for fiscal year ended September 30, 1995
27 Financial Data Schedule - Submitted only in electronic format herewith, pursuant to Item 601(c) of Regulation S-B

REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.

By:    /s/ STEVEN H. CARDIN                                    December 17, 1996
       Steven H. Cardin, CEO                                          Date

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ STEVEN H. CARDIN                                    December 17, 1996
       Steven H. Cardin, Director,                                    Date
       Principal Executive Officer,
       Principal Financial Officer, and
       Principal Accounting Officer

By:    /s/ JEFFREY S. CHERNOW                                  December 17, 1996
       Jeffrey S. Chernow, Director                                   Date

                          INDEPENDENT AUDITORS' REPORT

THE STOCKHOLDERS AND BOARD OF DIRECTORS
ALTEX INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Denver, Colorado
October 25, 1996




                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                              $          1,254,000
    Accounts receivable                                                                                                 141,000
    Other receivables                                                                                                    23,000
    Other                                                                                                                 2,000
            Total current assets                                                                                      1,420,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method) (Notes 6 and 7)                                         2,373,000
    Other                                                                                                                69,000
                                                                                                                      2,442,000

    Less accumulated depreciation, depletion, amortization, and valuation allowance                                  (2,134,000)
            Net property and equipment                                                                                  308,000
                                                                                                           $          1,728,000



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                                       $             38,000
    Accrued production costs                                                                                             42,000
    Accrued reclamation, restoration, and dismantlement (Note 6)                                                         70,000
    Other accrued expenses                                                                                               42,000
            Total current liabilities                                                                                   192,000

STOCKHOLDERS' EQUITY (Note 3)
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                              --
    Common stock, $.01 par value. Authorized 50,000,000 shares, 13,840,989 shares issued                                138,000
    Additional paid-in capital                                                                                       14,169,000
    Accumulated deficit                                                                                             (12,548,000)
    Note receivable from stockholder                                                                                   (223,000)
                                                                                                                      1,536,000

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)
                                                                                                           $          1,728,000



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                                     1996            1995
REVENUE
    Oil and gas sales                                                                        $          928,000     889,000
    Interest (Note 3)                                                                                    72,000      69,000
    Other                                                                                                (3,000)      5,000
                                                                                                        997,000     963,000

COSTS AND EXPENSES
    Lease operating                                                                                     313,000     350,000
    Production taxes                                                                                     95,000     100,000
    General and administrative (Note 3)                                                                 328,000     339,000
    Exploration                                                                                              --      10,000
    Reclamation, restoration, and dismantlement (Note 6)                                                103,000          --
    Depreciation, depletion, and amortization                                                            56,000      78,000
                                                                                                        895,000     877,000

NET EARNINGS                                                                                 $          102,000      86,000
EARNINGS PER SHARE OF COMMON STOCK                                                                        $0.01       $0.01
WEIGHTED AVERAGE SHARES OUTSTANDING                                                                  14,022,896  14,578,687




          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                         COMMON STOCK      ADDITIONAL  ACCUMULATED    TREASURY      NOTE           TOTAL
                                     SHARES      AMOUNT      PAID-IN     DEFICIT        STOCK    RECEIVABLE    STOCKHOLDERS'
                                                             CAPITAL                                FROM          EQUITY
                                                                                                 SHAREHOLDER
BALANCES AT SEPTEMBER 30, 1994     20,392,625   $204,000   14,771,000  (12,736,000)   (602,000)  (223,000)     1,414,000
Net earnings                             --         --           --         86,000        --         --           86,000
Acquisition of Treasury stock,
642,000 shares at $0.06 per share        --         --           --           --       (40,000)      --          (40,000)
BALANCES AT SEPTEMBER 30, 1995     20,392,625   $204,000   14,771,000  (12,650,000)   (642,000)  (223,000)     1,460,000
Net earnings                             --         --           --        102,000        --         --          102,000
Acquisition of Treasury stock,
492,000 shares at $0.05 per share        --         --           --           --       (26,000)      --          (26,000)
Retirement of Treasury stock,
6,551,636 shares                   (6,551,636)  ($66,000)    (602,000)        --       668,000       --            --
BALANCES AT SEPTEMBER 30, 1996     13,840,989   $138,000   14,169,000  (12,548,000)       --     (223,000)     1,536,000



          See accompanying notes to consolidated financial statements.




                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                                   1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                           $         102,000         86,000
    Adjustments to reconcile net earnings to net cash
        provided by operating activities
        Loss on sale of assets                                                                         1,000          1,000
        Depreciation, depletion, and amortization                                                     56,000         78,000
        Increase in accounts receivable                                                               (3,000)        (1,000)
        Decrease in other receivables                                                                  6,000         22,000
        (Increase) decrease in other current assets                                                   13,000        (13,000)
        Decrease in accounts payable                                                                  (2,000)       (10,000)
        Decrease in accrued production costs                                                         (13,000)       (22,000)
        Increase (decrease) in accrued restoration, reclamation, and dismantlement                    25,000        (15,000)
        Increase (decrease) in other accrued expenses                                                 (1,000)         7,000
                Net cash provided by operating activities                                            184,000        133,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                                                       1,000          4,000
    Oil and gas property development expenditures                                                     (5,000)            --
    Non-oil and gas property and equipment expenditures                                               (3,000)        (6,000)
                Net cash used in investing activities                                                 (7,000)        (2,000)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Acquisition of treasury stock                                                                    (26,000)       (40,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            151,000         91,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     1,103,000      1,012,000
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $        1,254,000      1,103,000



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Altex Industries, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

PROPERTY AND EQUIPMENT: The Company follows the successful efforts method of accounting for oil and gas operations, under which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units-of-production method based on estimated quantities of proved reserves. Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, or valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations.

IMPAIRMENT OF LONG-LIVED ASSETS: Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) requires long-lived assets to be reviewed for impairment when circumstances indicate that the carrying value of such assets may not be recoverable. This review compares the asset's carrying value with management's best estimate of the asset's expected future undiscounted cash flows without interest costs. If the expected future cash flows exceed the carrying value, no impairment is recognized. If the carrying value exceeds the expected future cash flows, an impairment equal to the excess of the carrying value over the estimated fair value of the asset is recognized. No such impairment may be restored in the future. The Company's proved oil and gas properties are assessed for impairment on an individual field basis. The Company adopted SFAS 121 effective September 30, 1995, and was not required to record an impairment of its assets.

CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INCOME TAXES: The Company follows the asset and liability method of accounting for deferred income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities.

EARNINGS PER SHARE: Earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year.

NOTE 2 - INCOME TAXES. At September 30, 1996, the Company had net operating loss, depletion, and investment tax credit carryforwards for income tax purposes of $8,937,000, $645,000, and $118,000, respectively. If not utilized, the net operating losses will expire during the period from 1997 through 2009, and the investment tax credit carryforwards will expire during the period 1997-2001. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax liabilities and deferred tax assets at September 30, 1996, computed in accordance with SFAS No. 109, is as follows:



                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995

DEFERRED TAX ASSETS
   Net operating loss carryforward                                                      $       3,128,000
   Depletion carryforward                                                                         226,000
   Investment tax credit carryforward                                                             118,000
   Accrued reclamation, restoration, and dismantlement                                             25,000
   Tax basis of assets written off for financial statement purposes                               688,000
TOTAL GROSS DEFERRED TAX ASSETS                                                                 4,185,000
   Less valuation allowance                                                                    (4,146,000)
NET DEFERRED TAX ASSETS                                                                            39,000
DEFERRED TAX LIABILITIES
   Depletion, depreciation, amortization, and valuation allowance for income
      tax purposes in excess of amounts for financial statement purposes                          (39,000)
NET DEFERRED TAX LIABILITY                                                              $              --


Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                                                 1996                1995
                                                                                 ----                ----
TAX EXPENSE AT 34% OF NET EARNINGS                                       $           35,000           29,000
CHANGE IN VALUATION ALLOWANCE FOR NET DEFERRED TAX ASSETS                          (472,000)        (296,000)
EXPIRATION OF TAX CARRYFORWARDS                                                     440,000          276,000
OTHER                                                                                (3,000)          (9,000)
                                                                           ----------------  ---------------
INCOME TAX EXPENSE                                                       $               --               --
                                                                           ================  ===============


NOTE 3 - RELATED PARTY TRANSACTIONS. Pursuant to an employment agreement with the Company, the Company's president has purchased 2,383,615 shares of the Company's common stock from the Company at a purchase price of $.09375 per share in non-cash transactions with the proceeds from personal loans from the Company in the amount of approximately $223,000. The loans, which are secured by the shares, are due at the end of the term of the employment agreement, and the president can pay the principal amount of the loans with shares of the Company's common stock. The agreement provides that the Company will reimburse the president for interest expense related to the personal loans, will indemnify him against additional tax due as a result of such reimbursement and indemnification, and also provides for termination and permanent disability benefits under certain circumstances. The Company recognized $17,000 of both interest income and general and administrative expense related to the personal loans in each of 1996 and 1995.

NOTE 4 - MAJOR CUSTOMERS. In 1996 and 1995 the Company had four customers who individually accounted for 10% or more of the Company's revenue and who, in aggregate, accounted for 87% of revenue in both 1996 and 1995. In 1996 the four customers individually accounted for 47%, 16%, 12%, and 12% of revenue, and in 1995 the four customers individually accounted for 53%, 13%, 11%, and 10% of revenue.

NOTE 5 - LEASES. The Company rents office space under a noncancellable operating lease that expires in April 1999. At September 30, 1996, required future payments under the lease are $18,000 for each of the years ending

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995

September 30, 1997 and 1998, and $9,000 for the year ending September 30, 1999. The Company incurred rent expense of $18,000 and $29,000 in 1996 and 1995, respectively.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT. In 1983 the Company purchased a 100% working interest in federal and fee leases that comprise the East Tisdale Field in Johnson County, Wyoming. The field was developed in the early 1960s, and, over time, a considerable quantity of crude oil had contaminated the soil in both the tank battery areas and the produced water discharge systems. The field was characterized by low quality crude oil and high lease operating expense. In 1994 the Company shut the field in because it was only marginally profitable and continued operation would have required considerable repair and maintenance expense. At that time, the Company aggressively solicited purchase offers for the field and began negotiations regarding reclamation methodologies and requirements with the Bureau of Land Management ("BLM") and the Wyoming Oil and Gas Conservation Commission ("WOGCC"), which have responsibility, respectively, for the federal and fee leases, and later with the Wyoming Department of Environmental Quality ("DEQ"). In 1995 and 1996, after no satisfactory purchase offers were forthcoming, the Company plugged and abandoned all of the wells in the field. In Summer 1996, as a result of negotiations with the BLM, the WOGCC, the DEQ, and two private landowners, the Company agreed to excavate all oil-contaminated soil and to road-apply the contaminated soil, subject to DEQ regulations, to sections of a local road. As of December 16, 1996, to the best knowledge of the Company, all oil-contaminated soil has been excavated and road-applied, and the Company had commenced back-filling and recontouring excavated areas. When disturbed areas are revegetated to the satisfaction of the BLM and the WOGCC, and when the public utility has removed power poles and lines, the Company's reclamation bonds pertaining to the field will be released by the BLM and the WOGCC. After bond release, the Company does not believe it will have any further liability in connection with the field.

In 1994 the Company estimated that RR&D associated with the East Tisdale Field could range from $60,000 to $160,000, net of salvage value, depending on the extent of contamination and the reclamation methodology utilized, and, accordingly, recognized $60,000 in RR&D related to the field. The Company expended $15,000 in 1995 and $68,000 in 1996, and has accrued an additional $70,000 in RR&D at September 30, 1996, for a total cost of $153,000, net of salvage value. Barring unforeseen events, the Company does not believe that the final cost of reclamation and restoration activities in the East Tisdale Field will materially exceed this amount.

In Summer 1996 a representative of the US Fish and Wildlife Service advised the Company by telephone that a number of dead birds had been found in oil saturated pits in the East Tisdale Field and that, therefore, the Company was under investigation for possible violations of the Migratory Bird Treaty Act, which imposes criminal penalties on a strict liability basis of up to $10,000 per bird on any person, including a corporation, who, by any means or manner, kills any migratory bird. To date the Company has not received any formal notice of such investigation, and the Company cannot reasonably estimate what penalty, if any, may be assessed against it for any violation of the Act. No other individual, group, or regulatory authority has indicated any intention to bring a claim or complaint in connection with the East Tisdale Field.

NOTE 7 - SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Prices and costs in the tables below have been estimated using prices and costs in effect at the end of the years indicated. Prices are estimated net of estimated quality and transportation adjustments. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and tax

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995

credits. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

        I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                                                        SEPTEMBER 30,
                                                                                            1996

Proved properties                                                                 $           2,373,000
Accumulated depreciation, depletion, amortization, and valuation allowance                   (2,081,000)
Net capitalized cost                                                              $             292,000


             II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                   OIL               GAS
                                                  (BBLS)            (MCF)

BALANCE AT SEPTEMBER 30, 1994                     212,000         1,025,000
  Revisions of previous estimates                  41,000           111,000
  Production                                      (36,000)         (161,000)
BALANCE AT SEPTEMBER 30, 1995                     217,000           975,000
  Revisions of previous estimates                 120,000           305,000
  Production                                      (37,000)         (148,000)
BALANCE AT SEPTEMBER 30, 1996                     300,000         1,132,000



               III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                        AT SEPTEMBER 30
                                                                      1996           1995
                                                                      ----           ----

Estimated future revenue                                     $         8,602,000      4,610,000
Estimated future expenditures                                         (5,143,000)    (3,096,000)
Estimated future net revenue                                           3,459,000      1,514,000
10% annual discount of estimated future net revenue                   (1,300,000)      (482,000)
Present value of estimated future net revenue                $         2,159,000      1,032,000



     IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                              YEAR ENDED SEPTEMBER 30
                                                                                 1996          1995
                                                                                 ----          ----

Present value of estimated future net revenue, beginning of year        $        1,032,000       978,000
Sales, net of production costs                                                    (519,000)     (439,000)
Net change in prices and costs of future production                                707,000       184,000
Revisions of quantity estimates                                                    855,000       191,000
Accretion of discount                                                              103,000        98,000
Change in production rates and other                                               (19,000)       20,000
Present value of estimated future net revenue, end of year              $        2,159,000     1,032,000
