Form 10QSB
period 1996-12-31
ALTEX INDUSTRIES INC
filed 1997-01-14
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1996

         Transition report under Section 13 or 15(d) of the Exchange Act

                       For the transition period from to .

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                            -----------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                             84-0989164
--------                                                             ----------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                     PO Box 1057 Breckenridge CO 80424-1057
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (970) 453-6641
                                ----------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

  Number of shares outstanding of issuer's Common Stock as of January 8, 1996:
                                   13,762,489

                 Transitional Small Business Disclosure Format:

                                    Yes No X




--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                   $      1,279,000
    Accounts receivable                                                                                  136,000
    Other receivables                                                                                     21,000
    Other                                                                                                  2,000
            Total current assets                                                                       1,438,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                                          2,375,000
    Other                                                                                                 69,000
                                                                                                       2,444,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                   (2,147,000)
            Net property and equipment                                                                   297,000
                                                                                                $      1,735,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                            $         71,000
    Accrued production costs                                                                              35,000
    Other accrued expenses                                                                                30,000
            Total current liabilities                                                                    136,000

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                               --
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 13,840,989 shares                 138,000
    Additional paid-in capital                                                                        14,169,000
    Accumulated deficit                                                                              (12,482,000)
    Treasury stock, at cost, 38,500 shares at December 31, 1996                                           (3,000)
    Note receivable from stockholder                                                                    (223,000)
                                                                                                       1,599,000
                                                                                                $      1,735,000

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                               DECEMBER 31
                                                            1996         1995
REVENUE
    Oil and gas sales                              $         261,000     188,000
    Interest                                                  20,000      17,000
    Other                                                     (5,000)      8,000
                                                             276,000     213,000
COSTS AND EXPENSES
    Lease operating                                           78,000      84,000
    Production taxes                                          31,000      17,000
    General and administrative                                78,000      81,000
    Reclamation, restoration, and dismantlement               10,000       8,000
    Depreciation, depletion, and amortization                 13,000      17,000
                                                             210,000     207,000
NET EARNINGS                                       $          66,000       6,000
EARNINGS PER SHARE                                 $              *           *
WEIGHTED AVERAGE SHARES OUTSTANDING                       13,826,728  14,224,587


*Less than $.01 per share


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          DECEMBER 31
                                                                                       1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                $         66,000        6,000
    Adjustments to reconcile net earnings to net cash
       provided by operating activities
            Depreciation, depletion, and amortization                                     13,000       17,000
            Decrease in accounts receivable                                                5,000        7,000
            Decrease in other receivables                                                  2,000       11,000
            Decrease in other current assets                                                 --         1,000
            Increase (decrease) in accounts payable                                       33,000       (9,000)
            Increase (decrease) in accrued production costs                               (7,000)       1,000
            Decrease in accrued reclamation, restoration, and dismantlement              (70,000)     (28,000)
            Decrease in other accrued expenses                                           (12,000)     (24,000)
                Net cash provided by (used in) operating activities                       30,000      (18,000)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for oil and gas property development                                     (2,000)        --
    Other additions to property and equipment                                                --        (1,000)
                Net cash used in investing activities                                     (2,000)      (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury stock                                                         (3,000)     (17,000)
                Net cash used in financing activities                                     (3,000)     (17,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      25,000      (36,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,254,000    1,103,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,279,000    1,067,000


     See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1996, and its cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three months ended December 31, 1995, to conform with the classifications used in the financial statements for the three months ended December 31, 1996. The results of operations for the periods ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1996 Annual Report on Form 10-KSB, and it is suggest ed that these consolidated, condensed financial statements be read in conjunction therewith.

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Form 10-QSB that are not historical facts are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration and production in the Rocky Mountain region, the Company's ability to find, acquire, market, develop, and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, availability and cost of material and equipment, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other uncertainties detailed elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cash and cash equivalents increased from September 30, 1996, to December 31, 1996, principally because of net cash provided by operating activities. Accounts payable increased because the Company received invoices that remained unpaid at December 31, 1996, for work done in connection with the reclamation of the Company's East Tisdale Field, discussed below. Accrued production costs decreased because lease operating expense declined. Accrued reclamation, restoration, and dismantlement expense decreased because, during the three months ended December 31, 1996, the Company was invoiced for all estimated expenses accrued at September 30, 1996, in connection with the reclamation of the Company's East Tisdale Field, discussed below. Net cash provided by operating activities increased during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995, because of increased net earnings.

The Company is in the process of reclaiming its East Tisdale Field, which contained oil-contaminated soil. All wells have been plugged and abandoned, all oil-contaminated soil has been excavated and road-spread, and all pits have been backfilled. The Company does not believe that substantial work remains to complete reclamation and restoration, but the Bureau of Land Management, the Wyoming Oil and Gas Conservation Commission, the Wyoming Department of Environmental Quality, and private landowners will probably inspect the field in Summer 1997 and may, at that time, ask the Company to perform additional remediation. At this time, the Company cannot reasonably predict what additional remediation measures, if any, the Company will be required to perform to complete reclamation and restoration.

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

The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense. With the exception of liability under the Migratory Bird Treaty Act discussed above, the Company does not believe that it currently has any material exposure to environmental liability, although this cannot be assured. Nor does it believe that reclamation, restoration, and dismantlement, net of salvage value, associated with the abandonment of any property other than the East Tisdale Field will be material, although this cannot be assured.

Currently, oil and gas prices are at six-year highs. Neither management nor the oil and gas futures markets currently believe that current price levels are sustainable. At substantially lower prices, unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations at some point in the future. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria.

With the exception of the Company's intention to acquire producing oil and gas properties, cash flows that may result from such acquisitions, and penalties that may be assessed under the Migratory Bird Treaty Act, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At January 8, 1997, the Company had no material commitments for capital expenditures.

Sales increased during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995, because of higher effective prices per barrel of oil equivalent. Other income consists of a multitude of miscellaneous items, including adjustments to sales, production taxes, and lease operating expense in prior periods reported currently by operators of properties in which the Company has an interest. For the three months ended December 31, 1996, such items included a negative adjustment of $5,000 to estimated refundable production taxes, and, for the three months ended December 31, 1995, such items included positive adjustments of $11,000 to previously recognized production taxes.

Lease operating expense decreased during the three months ended December 31, 1996, because of reduced repairs and maintenance expense. Production taxes increased because of increased sales. Depreciation, depletion, and amortization expense decreased because the Company's basis in its depreciable and depletable assets declined. Net earnings increased because oil and gas sales increased.

Production of oil and gas from the Company's interests in wells in Utah and Wyoming account for substantially all of the Company's oil and gas sales. Certain parties are building a pipeline that will bring substantial quantities of Canadian crude oil into Wyoming. The pipeline is scheduled to be operational on April 1, 1997, and crude oil purchasers have indicated to the Company that they intend to stop paying premiums to posted prices and to begin charging for transportation once the pipeline is operational. The Company believes that the pipeline will materially increase the supply of crude oil in Wyoming, which may have a material adverse effect on Utah and Wyoming crude oil prices, and, thus, on the level of oil and gas sales and net income the Company would otherwise have experienced.

The Company's sales and net income are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decrease unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful work overs, or in the acquisition of interests in producing oil or gas properties. With the exception of unanticipated variations in production levels, possible additional reclamation, restoration, and dismantlement expense, unanticipated environmental expense, and price declines resulting from a general decline from current high levels or price declines resulting from a material increase in the supply of crude oil in Wyoming, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on sales or revenue or income from continuing operations.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:   January 14, 1997                              By:  /s/ STEVEN H. CARDIN
                                                               Steven H. Cardin
                                                    Chief Executive Officer and
                                                    Principal Financial Officer