Form 10KSB/A
period 1996-09-30
ALTEX INDUSTRIES INC
filed 1997-01-23
CIK 775057

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

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                            84-0980164
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

     PO Box 1057 Breckenridge, CO                               80424-1057
(Address of Principal Executive Offices)                        (Zip Code)

         Issuer's Telephone Number, Including Area Code: (970) 453-6641

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.01 per share

Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

           Issuer's revenue for its most recent fiscal year: $997,000

Aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on the NASDAQ Bulletin Board as of December 16, 1996: $769,000

 Number of shares outstanding of issuer's Common Stock as of December 16, 1996:
                                   13,802,489

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

 "SAFE HARBOUR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

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

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Altex Industries, Inc. (or the "Registrant" or the "Company," each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiaries) is a holding company with three full-time employees that was incorporated in Delaware in 1985. Through its operating subsidiaries, the Company currently owns interests, including working interests, in productive onshore oil and gas properties, buys and sells producing oil and gas properties, and, to a lesser extent, participates in the drilling of exploratory and development wells, and in recompletions of existing wells. The Company operates only one producing well and one field currently being abandoned. All other interests are in properties operated by others. A working interest owner in a property not operated by that interest owner must substantially rely on information regarding the property provided by the operator, even though there can be no assurance that such information is complete, accurate, or current. In addition, an owner of a working interest in a property is potentially responsible for 100% of all liabilities associated with that property, regardless of the size of the working interest actually owned. Through the operators of the properties in which it has an interest, the Company sells produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases the Company's production were taken out of service, the Company could be forced to halt production that is purchased by such refinery, pipeline, or plant. Approximately 40% of the Company's oil and gas sales result from production in one field for which there is only one available gas pipeline system (See Note 4 of Notes to Consolidated Financial Statements below.). If this pipeline system were taken out of service, field production of both oil and gas would be halted. Although many entities produce oil and gas, competitive factors play a material role in the Company's production oper ations only to the extent that such factors affect demand for and prices of oil and gas and demand for, supply of, and prices of oilfield services. The production of oil and gas is regulated by federal, state, and local agencies, and the Company is also subject to federal, state, and local laws and regulations relating to the environment. These laws and regulations generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. The Company periodically assesses its exposure to environmental liability and to reclamation, restoration, and dismantlement expense ("RR&D"), which activities are governed by Federal, state, and local regulation. The Company owns property which contains oil-contaminated soil. Based on the Company's assessment of the contamination and approved reclamation procedures, the Company estimates RR&D for the property will be $153,000 and has recognized all such expense as of September 30, 1996. (See Management's Discussion and Analysis below.)

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


                                                        Production

                          Net Production                 Average Price       Average Production
Fiscal                 Oil              Gas            Oil           Gas     Cost Per Equivalent
Year                 (Bbls)            (Mcf)         (Bbls)         (Mcf)      Barrel ("BOE")
1996                 37,000           148,000        $18.67         $1.60         $6.62
1995                 36,000           161,000         18.33          1.42          7.16
1994                 34,000           160,000         17.39          1.54          8.26
===============  ===============  =============== ============= ============= ==================

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

ITEM 4.    SUBMISSION OF MATTTERS TO A VOTE OF SECURITY-HOLDERS.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cash balances increased during FY96 because of increased cash flow from operations. Other receivables decreased because the Company received approximately $6,000 of unused advances related to an unsuccessful recompletion it had participated in during FY94. Other assets decreased because the Company wrote off $13,000 in expenditures associated with the evaluation of interests in producing properties that might have been the subject of a transaction. The Company also wrote off its $17,000 investment in, and $15,000 in accumulated depreciation, depletion, and amortization ("DD&A") associated with, one well that was plugged and abandoned. Accrued production costs declined because lease operating expense declined. The Company ac quired 492,000 shares of its common stock for $26,000. Also during FY96, the Company retired 6,551,636 Treasury shares and, in connection therewith, reduced common stock by $66,000 and additional paid in capital by $602,000.

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

The Company regularly assesses its exposure to both environmental liability and RR&D expense. With the exception of potential liability under the Migratory Bird Treaty Act discussed above, the Company does not believe that it currently has any material exposure to environmental liability, although this cannot be assured. Nor does it believe that RR&D, net of salvage value, associated with the abandonment of any property other than the East Tisdale Field will be material, although this cannot be assured. Unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations at some point in the future. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria. With the exception of the Company's intention to acquire pro ducing oil and gas properties, cash flows that may result from such acquisitions, and penalties that may be assessed under the Migratory Bird Treaty Act, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 16, 1996, the Company had no material commitments for capital expen ditures.

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECT0RS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Mr. Steven H. Cardin, 46, has been the Chairman of the Board of Directors and the President and Chief Executive Officer of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 45, has been a Director since 1989; from January 1990 to April 1993 he was a partner in the law firm of
Kandel, Frank & Chernow; and he is currently a partner in the law firm of Kandel, Klitenic & Chernow. Mr. Stephen F. Fante, 41, has been a Director since 1989. Mr. Fante was Chairman of the Board of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, from 1979 until March 1992. He is currently Chairman of the Board and President of Seca Graphics, Inc., which provides design and mapping services and software to the cable television\telecommunications industry. Messrs. Fante's, Chernow's, and Cardin's terms as Directors continue until such time as their successors are elected and qualified.

ITEM 10.    EXECUTIVE COMPENSATION.

Each Director who is not also an officer of the Company receives $250 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings. The Company has a stock option plan, but no options are outstanding under the plan or otherwise.

Mr. Cardin has an Employment Agreement with the Company that was effective April 1, 1991, that had an initial term of five years, that now continues from year-to-year, and that provides that Mr. Cardin is to receive a base salary of $102,500 per annum, escalating at no less than 5% per annum, and an annual bonus of no less than 10% of the Company's earnings before tax. In connection with the Employment Agreement, Mr. Cardin purchased 2,383,615 shares of the Company's Common Stock from the Company at $.09375 per share in non-cash transactions with the proceeds of non-recourse personal loans from the Company. The loans are secured by the shares, bear interest at the Applicable Federal Rate, were originally due at the end of the initial term of the Employment Agreement, and are currently due on January 31, 1997. Mr. Cardin can pay the principal amount of the loans with shares of the Company's Common Stock. The Employment Agreement also provides that the Company will reimburse Mr. Cardin for interest expense related to the loans and will indemnify him against additional tax due as a result of such reimbursement and indemnification. Should Mr. Cardin default on the loans, the shares will revert to the Company.

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

                                                Summary Compensation Table

                                                 Annual Compensation
   Name and Principal Position       Year       Salary         Bonus      All Other Compensation (1)
                                                  ($)           ($)                ($)
=================================  ========= ============= =============  ==========================
Steven H. Cardin, CEO                1996       133,000        11,000            17,000
                                     1995       127,000         9,000            17,000
                                     1994       120,000           --             17,000
=================================  ========= ============= =============  ==========================

(1) Pursuant to his Employment Agreement (see above), Mr. Cardin paid $17,000 in interest to the Company in 1994, 1995, and 1996. Also pursuant to his Employment Agreement, the Company reimbursed him for those interest payments. "All Other Compensation" consists of such reimbursement.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning each person who, as of January 21, 1997, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and information regarding Common Stock of the Company beneficially owned, as of January 21, 1997, by all Directors and executive officers and by all Directors and executive officers as a group.

              Name and Address of Beneficial Owner           Shares of Common Stock   Percent
                                                               Beneficially Owned    of Class
===========================================================  ======================= =========
Steven H. Cardin (1) (Director and Executive Officer)
PO Box 1057
Breckenridge CO 80424-1057                                          4,187,104          30.4%
Jeffrey S. Chernow (Director)
PO Box 1057
Breckenridge CO 80424-1057                                             --               --
-----------------------------------------------------------  ----------------------- ---------
Stephen F. Fante (Director)
PO Box 1057
Breckenridge CO 80424-1057                                             --               --
-----------------------------------------------------------  ----------------------- ---------
David L. Goldman
100 Federal Street
Boston MA  02110                                                    1,212,500           8.8%
-----------------------------------------------------------  ----------------------- ---------

All Directors and Executive Officers as a Group (3 Persons)         4,187,104          30.4%
===========================================================  ======================= =========


(1)  Includes   1,004,146   shares  held  by  the  Cardin  Family   Limited
Partnership, of which a corporation controlled by Mr. Cardin is the managing general partner, and 3,182,958 shares held individually by Mr. Cardin.

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

1.     None.

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.


By:    /s/ STEVEN H. CARDIN                                     January 21, 1997
       Steven H. Cardin, CEO                                           Date


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


By:    /s/ JEFFREY S. CHERNOW                                  December 17, 1996
       Jeffrey S. Chernow, Director                                    Date

                          INDEPENDENT AUTIDOTS' REPORT



THE STOCKHOLDERS AND BOARD OF DIRECTOTS
ALTEX INDUSTRIES, INC.:


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial posi tion of Altex Industries, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1996, in conformity with generally accepted accounting principles.



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

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995



DEFERRED TAX ASSETS
   Net operating loss carryforward                                                      $       3,128,000
   Depletion carryforward                                                                         226,000
   Investment tax credit carryforward                                                             118,000
   Accrued reclamation, restoration, and dismantlement                                             25,000
   Tax basis of assets written off for financial statement purposes                               688,000
TOTAL GROSS DEFERRED TAX ASSETS                                                                 4,185,000
   Less valuation allowance                                                                    (4,146,000)
NET DEFERRED TAX ASSETS                                                                            39,000
DEFERRED TAX LIABILITIES
   Depletion, depreciation, amortization, and valuation allowance for income
      tax purposes in excess of amounts for financial statement purposes                          (39,000)
NET DEFERRED TAX LIABILITY                                                              $              --


Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                                                 1996               1995
                                                                                 ----               ----
Tax expense at 34% of net earnings                                       $          35,000         29,000
Change in valuation allowance for net deferred tax assets                         (472,000)      (296,000)
Expiration of tax carryforwards                                                    440,000        276,000
Other                                                                               (3,000)        (9,000)
                                                                           ----------------      ---------
Income tax expense                                                       $              --             --
                                                                           ================      =========

NOTE 3 - RELATED PARTY TRANSACTIONS. Pursuant to an employment agreement with the Company, the Company's president has purchased 2,383,615 shares of the Company's common stock from the Company at a purchase price of $.09375 per share in non-cash transactions with the proceeds from personal loans from the Company in the amount of approximately $223,000. The loans, which are secured by the shares, are due at the end of the term of the employment agreement, and the president can pay the principal amount of the loans with shares of the Company's common stock. The agreement provides that the Company will reimburse the president for interest expense related to the personal loans, will indemnify him against additional tax due as a result of such reimbursement and indemnifica tion, and also provides for termination and permanent disability benefits under certain circumstances. The Company recognized $17,000 of both interest income and general and administrative expense related to the personal loans in each of 1996 and 1995.

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

NOTE 7 - SUPPLEMENTAL FINANCIAL DATE - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Prices and costs in the tables below have been estimated using prices and costs in effect at the end of the years indicated. Prices are estimated net of estimated quality and transportation adjustments. Income tax expense is not re flected in the tables below because of the anticipated utilization of net operating loss carryforwards and tax credits. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

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