Form 10QSB
period 1997-03-31
ALTEX INDUSTRIES INC
filed 1997-05-07
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

         Transition report under Section 13 or 15(d) of the Exchange Act

                       For the transition period from to .

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
   -----------------------------------------------------------------------

       (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                         84-0989164
--------                                                         ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                     PO Box 1057 Breckenridge CO 80424-1057
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (970) 453-6641
                               -------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

   Number of shares outstanding of issuer's Common Stock as of April 30, 1997:
                                   15,136,738

                 Transitional Small Business Disclosure Format:

                                    Yes No X


-------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 1997
                                   (UNAUDITED)


                                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                     $            1,361,000
  Accounts receivable                                                                                          142,000
  Other receivables                                                                                             15,000
  Other                                                                                                          2,000
      Total current assets                                                                                   1,520,000

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                                  2,307,000
  Other                                                                                                         64,000
                                                                                                             2,371,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance                           (2,090,000)
      Net property and equipment                                                                               281,000
                                                                                                $            1,801,000


                                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                              $               42,000
  Accrued production costs                                                                                      71,000
  Accrued reclamation, restoration, and dismantlement                                                            3,000
  Other accrued expenses                                                                                        36,000
      Total current liabilities                                                                                152,000
                                                                                                       ---------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                         --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,217,238 shares                         152,000
  Additional paid-in capital                                                                                14,237,000
  Accumulated deficit                                                                                      (12,428,000)
  Treasury stock, at cost, 78,500 shares at March 31, 1997                                                      (6,000)
  Note receivable from stockholder                                                                            (306,000)
                                                                                                             1,649,000
                                                                                                $            1,801,000


    See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       MARCH 31                     MARCH 31
                                                                   1997         1996            1997         1996
REVENUE
  Oil and gas sales                                      $         279,000     231,000         539,000      419,000
  Interest income                                                   20,000      18,000          41,000       35,000
  Gain on sale of assets                                            55,000          --          55,000           --
  Other income (expense)                                             1,000       6,000          (4,000)      14,000
                                                                   355,000     255,000         631,000      468,000
COSTS AND EXPENSES
  Lease operating                                                  125,000      81,000         203,000      165,000
  Production taxes                                                  31,000      23,000          62,000       40,000
  General and administrative                                       133,000      76,000         211,000      157,000
  Reclamation, restoration, and dismantlement                           --          --          10,000        8,000
  Depreciation, depletion, and amortization                         12,000      18,000          25,000       35,000
                                                                   301,000     198,000         511,000      405,000
NET EARNINGS                                             $          54,000      57,000         120,000       63,000
EARNINGS PER SHARE                                       $               *           *            0.01            *
WEIGHTED AVERAGE SHARES OUTSTANDING                             13,780,447  14,011,989      13,803,512   14,118,869

*Less than $.01 per share


    See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                              MARCH 31
                                                                                          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                  $        120,000       63,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Gain on sale of assets                                                             (55,000)          --
      Depreciation, depletion, and amortization                                           25,000       35,000
      Decrease (increase) in accounts receivable                                          (1,000)      10,000
      Decrease in other receivables                                                        8,000        7,000
      Decrease in other current assets                                                        --        1,000
      Increase (decrease) in accounts payable                                              4,000      (21,000)
      Increase (decrease) in accrued production costs                                     29,000      (11,000)
      Decrease in accrued reclamation, restoration, and dismantlement                    (67,000)     (27,000)
      Decrease in other accrued expenses                                                  (6,000)     (20,000)
        Net cash provided by operating activities                                         57,000       37,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                                            58,000           --
  Expenditures for oil and gas property development                                       (2,000)      (2,000)
  Other additions to property and equipment                                                   --       (1,000)
        Net cash provided by (used in) investing activities                               56,000       (3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury stock                                                           (6,000)     (19,000)
        Net cash used in financing activities                                             (6,000)     (19,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                107,000       15,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,254,000    1,103,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,361,000    1,118,000


    See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDOLIDATED, CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, its cash flows for the six months then ended, and its results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three and six months ended March 31, 1996, to conform with the classifications used in the financial statements for the three and six months ended March 31, 1997. The results of operations for the periods ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in ac cordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1996 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction there with.

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market prices of oil and natural gas, the risks associated with exploration and production in the Rocky Mountain region, the Company's ability to find, acquire, market, develop, and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, availability and cost of material and equipment, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other uncertainties detailed elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cash and cash equivalents increased from September 30, 1996, to March 31, 1997, because of net cash provided by operating activities and because of proceeds from the sale of assets . Other receivables decreased because the Company received refundable taxes it paid during 1995. During the quarter ended March 31, 1997 ("Q2FY97"), the Company sold its working interests in wells in a field in Colorado for cash proceeds of $58,000 and accordingly removed the capitalized costs related to the field, and the associated depreciation, depletion, and amortization ("DD&A"), from the Company's balance sheets. Also during Q2FY97 the Company retired certain office equipment that had been fully depreciated. Accrued production costs increased during the six months ended March 31, 1997, because during Q2FY97 the Company accrued $35,000 relating to the replacement of a pump in a well in which the Company has a 100% working interest. Accrued reclamation, restoration, and dismantlement expense decreased because, during the six months ended March 31, 1997, the Company was invoiced for substantially all estimated expenses accrued at September 30, 1996, in connection with the reclamation of the Company's East Tisdale Field, discussed below. Net cash provided by operating activities increased during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996, because of increased net earnings.

The Company is in the process of reclaiming its East Tisdale Field, which contained oil-contaminated soil. All wells have been plugged and abandoned, all oil-contaminated soil has been excavated and road-spread, and all pits have been backfilled. The Company does not believe that substantial work remains to complete reclamation and restoration, but the Bureau of Land Management, the Wyoming Oil and Gas Conservation Commission, the Wyoming Department of Environmental Quality, and private landowners will likely inspect the field in Summer 1997 and may, at that time, ask the Company to perform additional remediation. At this time, the Company cannot reasonably predict what additional remediation measures, if any, the Company will be required to perform to complete reclamation and restoration.

In Summer 1996 a representative of the US Fish and Wildlife Service advised the Company by telephone that a number of dead birds had been found in oil saturated pits in the East Tisdale Field and that, therefore, the Company was under investigation for possible violations of the Migratory Bird Treaty Act, which imposes criminal penalties on a strict liability basis of up to $10,000 per bird on any person, including a corporation, who, by any means or manner, kills any migratory bird. During Q2FY97 the Company was assessed $5,000 in fines related to the bird deaths and advised that no further action against it was anticipated. No other individual, group, or regulatory authority has indicated any intention to bring a claim or complaint in connection with the East Tisdale Field.

The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense. The Company does not believe that it currently has any material exposure to environmental liability, although this cannot be assured. The Company does not believe that reclamation, restoration, and dismantlement, net of salvage value, associated with the abandonment of any property other than the East Tisdale Field will be material, although this cannot be assured.

On March 31, 1997, the Company entered into a new five-year employment agreement with its president, effective October 1, 1996. Pursuant to the agreement, on March 31, 1997, the Company sold 1,376,249 shares of Common Stock to its president at fair market value. Consideration for the shares was an $83,000 non-recourse note secured by the shares that bears interest at the Applicable Federal Rate and that is due at the end of the employment agreement. Also during the six months ended March 31, 1997, the Company acquired 79,000 shares of its Common Stock in negotiated transactions for $6,000.

Average realized oil and gas prices were at six-year highs during the six months ended March 31, 1997. Unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations at some point in the future. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such pro perties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria.

With the exception of the Company's intention to acquire producing oil and gas properties, and cash flows that may result from such acquisitions, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's produc ing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At April 30, 1997, the Company had no material commitments for capital expenditures.

Sales increased during Q2FY97 as compared to the three months ended March 31, 1996 ("Q2FY96") because production increased 6% and effective average prices increased 16%. Sales increased during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996, because a 1% decline in production was offset by 30% increase in average effective prices. Interest income increased during the three and six months ended March 31, 1997, as compared to the three and six months ended March 31, 1996, because of higher cash balances and higher interest rates. During Q2FY97 the Company sold its working interests in wells in a field in Colorado for a gain of $55,000. Other income consists of a multitude of miscellaneous items, including adjustments to sales, production taxes, and lease operating expense in prior periods reported currently by operators of properties in which the Company has an interest. For Q2FY96 such items included a positive adjustment of $4,000 to previously recognized lease operating expenses, and, for the three months ended December 31, 1995, such items included positive adjustments of $11,000 to previously recognized production taxes. For the six months ended March 31, 1997, such items included a negative adjustment of $5,000 to previously accrued refundable production taxes.

During Q2FY97 the Company recognized $35,000 in expense associated with replacing a pump in a well in which it has a 100% working interest. Excluding this item, lease operating expense increased from Q2FY96 to Q2FY97 and from the six months ended March 31, 1996, to the six months ended March 31, 1997, because of increased repairs and maintenance expense. Production taxes increased because of increased sales. General and administrative expense for the three and six months ending March 31, 1997, increased as compared to the three and six months ended March 31, 1996, because during Q2FY97 the Company recognized the following items: accrued bonus expense due its president under his employment agreement of $13,000; tax indemnification expense related to the president's 1995 and 1996 tax years of $12,000, pursuant to the president's employment agreement; increased salary expense pursuant to the president's new employment agreement of $7,000 (see above); fines related to bird deaths of $5,000 (see above); compensation and acquisition consultant expense of $6,000; additional director expense of $3,000; additional legal expense of $4,000; additional employee training, benefit, bonus, salary, and payroll tax expense of $6,000; and additional state franchise tax expense of $2,000. DD&A decreased because the Company's basis in its depreciable and depletable assets declined. Net earnings for the six months ended March 31, 1997, increased as compared to the six months ended March 31, 1996, because of gain on sale of assets.

Production of oil and gas from the Company's interests in wells in Utah and Wyoming account for substantially all of the Company's oil and gas sales. Certain parties have built a pipeline that, beginning April 1, 1997, is bringing substantial quantities of Canadian crude oil into Wyoming. Crude oil purchasers have indicated to the Company that they intend to stop paying premiums to posted prices and to begin charging for transportation after the pipeline opens. The Company believes that the pipeline will materially increase the supply of crude oil in Wyoming, which may have a material adverse effect on Utah and Wyoming crude oil prices, and, thus, on the level of oil and gas sales and net income the Company would otherwise have experienced.

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



                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

     (c) On March 31, 1997, the Company entered into a new five-year employment agreement with its president, effective October 1, 1996. Pursuant to the agreement, on March 31, 1997, the Company sold 1,376,249 shares of Common Stock to its president at fair market value. Consideration for the shares was an $83,000 non-recourse note secured by the shares that bears interest at the Applicable Federal Rate and that is due at the end of the employment agreement. The Company issued the shares under Section 4(2) of the Securities Act of 1933 based on the fact that the shares were offered privately to one individual investor who has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the investment.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits
         10. Summary of Employment Agreement between the Company and Steven H. Cardin, effective October 1, 1996.
         27. Financial Data Schedule - Submitted only in electronic format herewith, pursuant to Item 601(c) of Regulation S-B

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:  May 7, 1997                                    By:  /s/ STEVEN H. CARDIN
                                                               Steven H. Cardin
                                                    Chief Executive Officer and
                                                    Principal Financial Officer