Form 10QSB
period 1997-06-30
ALTEX INDUSTRIES INC
filed 1997-07-17
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended June 30, 1997

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



                     PO Box 1057 Breckenridge CO 80424-1057
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (970) 453-6641
              -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

   Number of shares outstanding of issuer's Common Stock as of June 30, 1997:
                                   15,076,738

                 Transitional Small Business Disclosure Format:

                                    Yes No X




-------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1997
                                   (UNAUDITED)


                                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                     $            1,331,000
  Accounts receivable                                                                                          108,000
  Other receivables                                                                                             16,000
  Other                                                                                                          2,000
      Total current assets                                                                                   1,457,000

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                                  2,308,000
  Other                                                                                                         71,000
                                                                                                             2,379,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance                           (2,103,000)
      Net property and equipment                                                                               276,000
                                                                                                $            1,733,000


                                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                              $               21,000
  Accrued production costs                                                                                      31,000
  Accrued reclamation, restoration, and dismantlement                                                            3,000
  Other accrued expenses                                                                                        39,000
      Total current liabilities                                                                                 94,000


STOCKHOLDER'S EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                         --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,217,238 shares                         152,000
  Additional paid-in capital                                                                                14,237,000
  Accumulated deficit                                                                                      (12,434,000)
  Treasury stock, at cost, 140,500 shares at June 30, 1997                                                     (10,000)
  Note receivable from stockholder                                                                            (306,000)
                                                                                                             1,639,000
                                                                                                $            1,733,000


    See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLODATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       JUNE 30                      JUNE 30
                                                                   1997         1996           1997         1996
REVENUE
  Oil and gas sales                                      $         155,000     240,000         694,000      659,000
  Interest income                                                   21,000      18,000          62,000       53,000
  Gain on sale of assets                                                --          --          55,000           --
  Other income (expense)                                            17,000      (5,000)         13,000        9,000
                                                                   193,000     253,000         824,000      721,000
COSTS AND EXPENSES
  Lease operating                                                   86,000      72,000         289,000      237,000
  Production taxes                                                  15,000      25,000          77,000       65,000
  General and administrative                                        85,000      88,000         296,000      245,000
  Reclamation, restoration, and dismantlement                           --          --          10,000        8,000
  Depreciation, depletion, and amortization                         13,000      17,000          38,000       52,000
                                                                   199,000     202,000         710,000      607,000
NET EARNINGS (LOSS)                                      $          (6,000)     51,000         114,000      114,000
EARNINGS (LOSS) PER SHARE                                $               *           *            0.01         0.01
WEIGHTED AVERAGE SHARES OUTSTANDING                             15,110,276   13,983,473     14,239,100   14,073,901



*Less than $.01 per share


    See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                            June 30
                                                                                       1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                  $        114,000      114,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Gain on sale of assets                                                             (55,000)          --
      Depreciation, depletion, and amortization                                           38,000       52,000
      Decrease in accounts receivable                                                     33,000       26,000
      Decrease in other receivables                                                        7,000       10,000
      Decrease in other current assets                                                        --        1,000
      Decrease in accounts payable                                                       (17,000)     (28,000)
      Decrease in accrued production costs                                               (11,000)     (17,000)
      Decrease in accrued reclamation, restoration, and dismantlement                    (67,000)     (27,000)
      Decrease in other accrued expenses                                                  (3,000)      (3,000)
        Net cash provided by operating activities                                         39,000      128,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                                            58,000           --
  Expenditures for oil and gas property development                                       (3,000)      (3,000)
  Other additions to property and equipment                                               (7,000)      (2,000)
        Net cash provided by (used in) investing activities                               48,000       (5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury stock                                                          (10,000)     (20,000)
        Net cash used in financing activities                                            (10,000)     (20,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 77,000      103,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,254,000    1,103,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,331,000    1,206,000


     See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial state ments contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, its cash flows for the nine months then ended, and its results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three and nine months ended June 30, 1996, to conform with the classifications used in the financial statements for the three and nine months ended June 30, 1997. The results of operations for the periods ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted ac counting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1996 Annual Report on Form 10-KSB, and it is suggest ed that these consolidated, condensed financial statements be read in conjunction therewith.

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market prices of oil and natural gas; the risks associated with exploration and production of oil and natural gas; the Company's ability to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cash and cash equivalents increased from September 30, 1996, to June 30, 1997, because of net cash provided by operating activities and because of proceeds from the sale of assets. Accounts receivable declined because of reduced sales. Other receivables declined because the Company received refundable taxes it paid during 1995. During the quarter ended March 31, 1997 ("Q2FY97"), the Company sold its working interests in wells in a field in Colorado for cash proceeds of $58,000 and, accordingly, removed the capitalized costs related to the field, and the associated depreciation, depletion, and amortization ("DD&A"), from the Company's balance sheets. Accrued reclamation, restoration, and dismantlement expense declined because, during the nine months ended June 30, 1997, the Company was invoiced for substantially all estimated expenses accrued at September 30, 1996, in connection with the reclamation of the Company's East Tisdale Field, discussed below. Net cash provided by operating activities declined during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996, because of payments of expenses related to the reclamation of the Company's East Tisdale Field and because the Company's net earnings, exclusive of gain on sale of assets, declined.

The Company is in the process of reclaiming its East Tisdale Field, which contained oil-contaminated soil. All wells have been plugged and abandoned, all oil-contaminated soil has been excavated and road-spread, and all pits have been backfilled. The Company does not believe that substantial work remains to complete reclamation and restoration, but the Bureau of Land Management, the Wyoming Oil and Gas Conservation Commission, the Wyoming Department of Environmental Quality, and private landowners will likely inspect the field in late Summer 1997 and may, at that time, ask the Company to perform additional remediation. At this time, the Company cannot reasonably predict what additional remediation measures, if any, the Company will be required to perform to complete reclamation and restoration.

In Summer 1996 a representative of the US Fish and Wildlife Service advised the Company by telephone that a number of dead birds had been found in oil-saturated pits in the East Tisdale Field and that, therefore, the Company was under investigation for possible violations of the Migratory Bird Treaty Act, which imposes criminal penalties on a strict liability basis of up to $10,000 per bird on any person, including a corporation, who, by any means or manner, kills any migratory bird. During Q2FY97 the Company was assessed $5,000 in fines related to the bird deaths and advised that no further action against it was anticipated. No other individual, group, or regulatory authority has indicated any intention to bring a claim or complaint in connection with the East Tisdale Field.

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

On March 31, 1997, the Company entered into a new five-year employment agreement with its president, effective October 1, 1996. Pursuant to the agreement, on March 31, 1997, the Company sold 1,376,249 shares of Common Stock to its president at fair market value. Consideration for the shares was an $83,000 non-recourse note secured by the shares that bears interest at the Applicable Federal Rate and that is due at the end of the employment agreement. Also during the nine months ended June 30, 1997, the Company acquired 140,500 shares of its Common Stock in negotiated transactions for $10,000.

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

With the exception of the Company's intention to acquire producing oil and gas properties, and cash flows that may result from such acquisitions, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At June 30, 1997, the Company had no material commitments for capital expenditures.

Sales declined during the three months ended June 30, 1997 ("Q3FY97"), as compared to the three months ended June 30, 1996 ("Q3FY96"), because oil production declined 10% and average realized oil prices declined 12%. A 19% decline in gas production during Q3FY97 as compared to Q3FY96 was offset by a 24% increase in average realized gas prices. Also included in sales for Q3FY97 were certain negative adjustments which, in the opinion of management, were not material. Sales increased during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996, because a 9% decline in oil production was offset by a 12% increase in averaged realized oil prices, and a 19% decline in gas production was offset by a 60% increase in average realized gas prices. Interest income increased during the three and nine months ended June 30, 1997, as compared to the three and nine months ended June 30, 1996, because of higher cash balances and higher realized interest rates. During Q2FY97 the Company sold its working interests in wells in a field in Colorado for a gain of $55,000. Other income consists of a multitude of miscellaneous items, including adjustments to sales, production taxes, and lease operating expense in prior periods reported currently by operators of properties in which the Company has an interest. For Q3FY97 such items included $17,000 in refunds of previously collected production taxes, and for Q3FY96 such items included a $7,000 negative adjustment to accrued refundable production taxes.

During the nine months ended June 30, 1997, the Company recognized approximately $44,000 in expense associated with replacing a pump in a well in which it has a 100% working interest and in other maintenance and repair expense related to the well. Excluding these items, lease operating expense would have been $77,000 during Q3FY97 and $245,000 during the nine months ended June 30, 1997. Production taxes declined during Q3FY97 as compared to Q3FY96 because of decreased sales and increased during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996, because of increased sales.
General and administrative expense for the nine months ended June 30, 1997, increased as compared to the nine months ended June 30, 1996, because during Q2FY97 the Company recognized the following items: accrued bonus expense due its president under his employment agreement of $13,000; tax indemnification expense related to the president's 1995 and 1996 tax years of $12,000, pursuant to the president's employment agreement; increased salary expense pursuant to the president's new employment agreement of $7,000 (see above); fines related to bird deaths of $5,000 (see above); compensation and acquisition consultant expense of $6,000; additional director expense of $3,000; additional legal expense of $4,000; additional employee training, benefit, bonus, salary, and payroll tax expense of $6,000; and additional state franchise tax expense of $2,000. DD&A declined because the Company's basis in its depreciable and depletable assets declined. Net earnings for Q3FY97 declined as compared to net earnings for Q3FY96 because of decreased sales.

Production of oil and gas from the Company's interests in wells in Utah and Wyoming accounts for substantially all of the Company's oil and gas sales. Certain parties have built a pipeline that is bringing substantial quantities of Canadian crude oil into Wyoming. The Company believes that the pipeline will materially increase the supply of crude oil in Wyoming, which may have a material adverse effect on Utah and Wyoming crude oil prices, and, thus, on the level of oil and gas sales and net income the Company would otherwise have experienced. In addition, there is a general consensus among analysts that, over the next nine months, world supply of crude oil will materially exceed demand, putting considerable downward pressure on crude oil prices. Similarly, there is a general consensus among analysts that, over the next few years, supplies of natural gas will increase considerably, putting downward pressure on natural gas prices in the United States. Reductions in the prices of oil and natural gas may have a material adverse impact on the level of the Company's oil and gas sales and on net income.

The Company's sales and net income are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. With the exception of unanticipated variations in production levels, possible additional reclamation, restoration, and dismantlement expense, unanticipated environmental expense, and price declines resulting from a general decline from current levels or price declines resulting from a material increase in the supply of crude oil in Wyoming, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on sales or revenue or income from continuing operations.



                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     27. Financial Data Schedule - Submitted only in electronic format herewith, pursuant to Item 601(c) of Regulation S-B.

(b)  Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:     July 17, 1997                               By:  /s/ STEVEN H. CARDIN
         ---------------                                 ----------------------
                                                               Steven H. Cardin
                                                    Chief Executive Officer and
                                                    Principal Financial Officer