Form 10KSB
period 1997-09-30
ALTEX INDUSTRIES INC
filed 1997-12-24
CIK 775057

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities  Exchange Act of
               1934 For the fiscal year ended September 30, 1997

[   ] Transition  report under Section 13 or 15(d) of the Securities  Exchang
                Act of 1934 For the transition period from to .

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

          Issuer's revenue for its most recent fiscal year: $1,369,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 4, 1997: $748,000

 Number of shares outstanding of issuer's Common Stock as of December 4, 1997:
                                   15,645,403

             Transitional Small Business Disclosure Format: Yes No X

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part III: Proxy statement to be filed in connection with the Registrant's 1998
                         Annual Meeting of Shareholders

 "SAFE HARBOUR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10-KSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market price of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company's ability to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein.


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

Through the operators of the properties in which it has an interest, the Company sells produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases the Company's production were taken out of service, the Company could be forced to halt production that is purchased by such refinery, pipeline, or plant.
Approximately 48% of the Company's oil and gas sales result from production from one field for which there is only one available gas pipeline system (See Note 4 of Notes to Consolidated Financial Statements below.). If this pipeline system were taken out of service, production of both oil and gas from that field would be halted.

Although many entities produce oil and gas, competitive factors play a material role in the Company's production operations only to the extent that such factors affect demand for and prices of oil and gas and demand for, supply of, and prices of oilfield services. The production of oil and gas is regulated by Federal, state, and local agencies, and the Company is also subject to Federal, state, and local laws and regulations relating to the environment. These laws and regulations generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. The Company regularly assesses its exposure to environmental liability and to reclamation, restoration, and dismantlement expense ("RR&D"), which activities are governed by Federal, state, and local regulation. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured. (See Management's Discussion and Analysis below.)

ITEM 2.    DESCRIPTION OF PROPERTY.

WELLS AND ACREAGE: At December 4, 1997, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At December 4, 1997, the Company owned working interests in 79 gross (16.3 net) productive oil wells (certain of which produce associated natural gas), no wells producing only natural gas, and 30,000 gross (6,500 net) developed acres. Substantially all of the Company's production is located in Colorado, Utah, and Wyoming. One well accounts for approximately 15% of the Company's oil and gas sales and for approximately 37% of the Company's estimated proved oil reserves. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

                                   PRODUCTION


                                                                                   Average Production
                          Net Production                 Average Price            Cost Per Equivalent
                                                                                     Barrel ("BOE")
  Fiscal Year          Oil              Gas            Oil           Gas
                     (Bbls)            (Mcf)         (Bbls)         (Mcf)
     1997            31,000           160,000     $   19.68     $    1.98     $           8.29
     1996            37,000           148,000         18.67          1.60                 6.62
     1995            36,000           161,000         18.33          1.42                 7.16
===============  ===============  =============== ============= ============= ============================

DRILLING ACTIVITY: The Company did not participate in the drilling of any wells during fiscal 1997 ("FY97"), fiscal 1996 ("FY96"), or fiscal 1995 ("FY95").

ITEM 3.    LEGAL PROCEEDINGS.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "ALTX". Inter-dealer prices provided by the OTC Bulletin Board, which do not include retail mark-up, mark-down, or commission, and may not represent actual transactions, are listed in the table below.


                     FY97                 FY96
                HIGH        LOW       HIGH       LOW
   QUARTER       BID        BID        BID       BID
   -------       ---        ---        ---       ---
      1        $0.08      $0.05      $0.05     $0.05
      2         0.06       0.06       0.05      0.04
      3         0.06       0.06       0.05      0.03
      4         0.06       0.06       0.05      0.03

At December 4, 1997, there were 5,627 holders of record of the Company's Common Stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               FINANCIAL CONDITION

Cash balances increased principally because of proceeds from the sale of assets. Accounts receivable declined because sales in the fourth quarter of FY97 were lower than sales in the fourth quarter of FY96. Other receivables declined because refundable production taxes declined. During FY97 the Company sold two proved oil and gas properties for cash proceeds of $359,000 and, consequently, removed $230,000 and $175,000, respectively, from capitalized cost and associated accumulated depreciation, depletion, and amortization ("DD&A"). During FY97 the Company was advised that a portion of its payments to an electric utility constitute a capital credit receivable in the amount of $34,000, which the Company has shown as other assets. Accounts payable declined because invoices related to RR&D in the East Tisdale Field were outstanding at September 30, 1996 (see below). During FY97 the Company acquired 255,500 shares of its common stock for $18,000, subsequently retired such shares, and, therefore, reduced common stock by $2,000 and additional paid-in capital by $16,000. Also during FY97, the Company entered into a new employment agreement with its president pursuant to which the Company sold its president 1,376,249 shares of common stock in exchange for a note receivable of $83,000 (See Note 3 of Notes to Consolidated Financial Statements below.) and, therefore, increased common stock by $14,000 and additional paid-in capital by $69,000. In addition, the Company agreed to pay a $44,000 bonus due its president pursuant to his employment agreement in shares of common stock valued at their fair market value, rather than in cash (See Note 3 of Notes to Consolidated Financial Statements below.).

The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. Areas within the field had contained crude-oil contaminated soil that the Company removed and road-spread. The Company recognized $10,000 and $93,000 in RR&D related to the field in 1997 and 1996, respectively. The Company is discussing with regulatory authorities and with the landowner whether the Company will be required to perform further restoration. At most, the Company will be required to seed disturbed areas and to complete minor trash removal. Barring unforeseen events, the Company does not believe that the expense associated with final restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured.

In Summer 1996 a representative of the US Fish and Wildlife Service advised the Company that a number of dead birds had been found in oil saturated pits in the East Tisdale Field and that, therefore, the Company was under investigation for possible violations of the Migratory Bird Treaty Act. In 1997 the Company was fined $5,000 for the bird deaths and advised that no further legal action was anticipated.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the future. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria. With the exception of the Company's intention to acquire producing oil and gas properties and cash flows that may result from such acquisitions, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Com pany has no internal or external sources of liquidity other than its working capital. At
December 4, 1997, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Oil sales declined 12% from $691,000 in FY96 to $610,000 in FY97, and gas sales increased 34% from $237,000 in FY96 to $317,000 in FY97. Oil sales declined because a 16% decline in oil production was partially offset by a 5% increase in realized oil prices. Gas sales increased because an 8% increase in production was accompanied by a 24% increase in realized gas prices. Included in interest income in FY97 and FY96, respectively, are $18,000 and $17,000 relating to a note receivable from the Company's President, pursuant to certain provisions of his employment agreement, which provisions are described in Note 3 of Notes to Consolidated Financial Statements below. Interest income increased because of higher invested cash balances. Other income, which consists of various miscellaneous items, increased principally because in FY97 the Company received refunds of $16,000 in over-withheld production taxes and because in FY97 the Company recognized a capital credit receivable of $34,000.

Included in lease operating expense ("LOE") in FY97 is $65,000 in workover expense related to one well. Excluding this amount, LOE was essentially unchanged from FY96 to FY97. Included in general and administrative expense ("G&A") in FY97 and FY96, respectively, are (1) $18,000 and $17,000 relating to reimbursement of interest expense incurred by the Company's President, pursuant to certain provisions of his employment agreement, which provisions are described in Note 3 of Notes to Consolidated Financial Statements below, and (2) expense of $45,000 and $11,000 for bonuses due the Company's president pursuant to pursuant to certain provisions of his employment agreement, which provisions are described in Note 3 of Notes to Consolidated Financial Statements below. Excluding interest reimbursement and bonus expense, G&A was $360,000 in FY97 and $300,000 in FY96. The $60,000 increase in G&A resulted principally from the following: increased salary expense of $22,000; tax indemnification expense related to the president's 1995 and 1996 tax years of $12,000 (See Note 3 of Notes to Consolidated Financial Statements below); compensation and acquisition consultant expense of $6,000; additional director expense of $6,000; additional training, bonus, and payroll tax expense of $6,000; and fines of $5,000 (see above). In FY97 DD&A consisted of $33,000 in depletion expense, $8,000 in impairment expense, and $15,000 in depreciation expense. In FY96 DD&A consisted of $38,000 in depletion expense and $18,000 in depreciation expense. Both depletion and depreciation declined principally because the Company's basis in its depletable and depreciable assets declined.

                                    LIQUIDITY

Operating Activities. During FY97, cash of $99,000 was provided by operations compared to $184,000 in FY96. Cash provided by operations declined principally due to the payment in FY97 of accrued RR&D and other liabilities.

Investing Activities. Cash provided by investing activities in FY97 was $340,000 compared to cash used in investing activities in FY96 of $7,000. In FY97 the Company received $359,000 in proceeds from the sale of assets compared to $1,000 in proceeds from the sale of assets in FY96. Oil and gas property development and other capital expenditures totaled $19,000 in FY97 compared to $8,000 in FY96.

Financing Activities. Cash used in financing activities in FY97 and FY96 of $18,000 and $26,000, respectively, related to the acquisition of treasury stock.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of produc tion expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and the possible effect of the recently constructed pipeline discussed below, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.

In 1997 a new pipeline began bringing Canadian crude oil into Casper, Wyoming. Although the increased supply of crude oil in the northern Rocky Mountain region did not have a material effect on the oil prices realized by the Company in FY97, the Company anticipates that realized prices will be materially lower in fiscal 1998 than they would have been had the pipeline not been constructed.

ITEM 7.    FINANCIAL STATEMENTS.

The consolidated financial statements follow the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY97.

ITEM 10.    EXECUTIVE COMPENSATION.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY97.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY97.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY97.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985 Proxy Statement
10 Steven H. Cardin Employment Agreement - Incorporated herein by reference to Exhibit A to Form 10-K for fiscal year ended September 30, 1989 and by reference to the Exhibit to Form 10-QSB for the quarterly period ended March 31, 1997
21     List of subsidiaries
27 Financial Data Schedule - Submitted only in electronic format herewith, pursuant to Item 601(c) of Regulation S-B

(b)    REPORTS ON FORM 8-K. None.

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.


By:    /s/ STEVEN H. CARDIN                                    December 23, 1997
       Steven H. Cardin, CEO                                          Date


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ STEVEN H. CARDIN                                    December 23, 1997
       Steven H. Cardin, Director,                                    Date
       Principal Executive Officer,
       Principal Financial Officer, and
       Principal Accounting Officer


By:    /s/ JEFFREY S. CHERNOW                                  December 23, 1997
       Jeffrey S. Chernow, Director                                   Date

                          INDEPENDENT AUDITORS' REPORT



THE STOCKHOLDERS AND BOARD OF DIRECTORS
ALTEX INDUSTRIES, INC.:


We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial posi tion of Altex Industries, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                                   KPMG Peat Marwick LLP


Denver, Colorado
October 31, 1997

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997



                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                               $             1,675,000
    Accounts receivable                                                                                                     116,000
    Other receivables                                                                                                        18,000
    Other                                                                                                                     4,000
            Total current assets                                                                                          1,813,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method) (Notes 6 and 7)                                             2,148,000
    Other                                                                                                                    71,000
                                                                                                                          2,219,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                                      (2,004,000)
            Net property and equipment                                                                                      215,000

OTHER ASSETS                                                                                                                 34,000

                                                                                                            $             2,062,000



                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                                        $                24,000
    Accrued production costs                                                                                                 34,000
    Other accrued expenses                                                                                                   41,000
            Total current liabilities                                                                                        99,000

STOCKHOLDERS' EQUITY (Note 3)
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                                    --
    Common stock, $.01 par value. Authorized 50,000,000 shares, 14,961,738 shares issued and outstanding                    150,000
    Additional paid-in capital                                                                                           14,222,000
    Common stock to be issued, 733,665 shares                                                                                44,000
    Accumulated deficit                                                                                                 (12,147,000)
    Note receivable from stockholder                                                                                       (306,000)
                                                                                                                          1,963,000
COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)
                                                                                                            $             2,062,000



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                                                                                               1997         1996
REVENUE
    Oil and gas sales                                                                                 $         927,000     928,000
    Interest (Note 3)                                                                                            85,000      72,000
    Gain (loss) on sale of assets                                                                               304,000      (1,000)
    Other income (expense)                                                                                       53,000      (2,000)
                                                                                                              1,369,000     997,000
COSTS AND EXPENSES
    Lease operating                                                                                             375,000     313,000
    Production taxes                                                                                            103,000      95,000
    General and administrative (Note 3)                                                                         423,000     328,000
    Reclamation, restoration, and dismantlement (Note 6)                                                         10,000     103,000
    Depreciation, depletion, and amortization                                                                    57,000      56,000
                                                                                                                968,000     895,000
NET EARNINGS                                                                                          $         401,000     102,000
EARNINGS PER SHARE OF COMMON STOCK                                                                             $0.03       $0.01
WEIGHTED AVERAGE SHARES OUTSTANDING                                                                          14,434,834  14,022,896



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996




                                              COMMON STOCK      ADDITIONAL  COMMON ACCUMULATED  TREASURY     NOTE        TOTAL
                                                                 PAID-IN    STOCK    DEFICIT      STOCK   RECEIVABLE  STOCKHOLDERS'
                                                                 CAPITAL    TO BE                            FROM        EQUITY
                                            SHARES     AMOUNT               ISSUED                        SHAREHOLDER
                                          -----------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 1995            20,392,625  $204,000  14,771,000      -- (12,650,000) (642,000)  (223,000)    1,460,000
Net earnings                                      --        --          --      --     102,000        --         --       102,000
Acquisition of Treasury stock, 492,000
    shares at $0.05 per share                     --        --          --      --          --   (26,000)        --       (26,000)
Retirement of Treasury stock              (6,551,636) $(66,000)   (602,000)     --          --   668,000         --            --
BALANCES AT SEPTEMBER 30, 1996            13,840,989  $138,000  14,169,000      -- (12,548,000)       --   (223,000)    1,536,000
Net earnings                                      --        --          --      --     401,000        --         --       401,000
Shares issued in exchange for note
  receivable (Note 3)                      1,376,249  $ 14,000      69,000      --          --        --    (83,000)           --
Common stock to be issued, 733,665
    shares (Note 3)                               --        --          --  44,000          --        --         --        44,000
Acquisition of Treasury stock, 255,500
    shares at $0.07 per share                     --        --          --      --          --   (18,000)        --       (18,000)
Retirement of Treasury stock                (255,500) $ (2,000)    (16,000)     --          --    18,000         --            --
BALANCES AT SEPTEMBER 30, 1997            14,961,738  $150,000  14,222,000  44,000 (12,147,000)       --   (306,000)    1,963,000



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                                                                                     1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                           $         401,000        102,000
    Adjustments to reconcile net earnings to net cash
        provided by operating activities
        (Gain) loss on sale of assets                                                               (304,000)         1,000
        Depreciation, depletion, and amortization                                                     57,000         56,000
        Compensation payable in common stock                                                          44,000              -
        Decrease (increase) in accounts receivable                                                    25,000         (3,000)
        Decrease in other receivables                                                                  5,000          6,000
        Decrease (increase) in other current assets                                                   (2,000)        13,000
        Increase in other assets                                                                     (34,000)             -
        Decrease in accounts payable                                                                 (14,000)        (2,000)
        Decrease in accrued production costs                                                          (8,000)       (13,000)
        Increase (decrease) in accrued restoration, reclamation, and dismantlement                   (70,000)        25,000
        Decrease in other accrued expenses                                                            (1,000)        (1,000)
                Net cash provided by operating activities                                             99,000        184,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                                                     359,000          1,000
    Oil and gas property development expenditures                                                     (5,000)        (5,000)
    Other capital expenditures                                                                       (14,000)        (3,000)
                Net cash provided by (used in) investing activities                                  340,000         (7,000)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Acquisition of treasury stock                                                                    (18,000)       (26,000)
                                                                                              -----------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            421,000        151,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     1,254,000      1,103,000
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $       1,675,000      1,254,000



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Altex Industries, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses long-lived assets for impairment when circumstances indicate that the carrying value of such assets may not be recoverable. This review compares the asset's carrying value with management's best estimate of the asset's expected future undiscounted cash flows without interest costs. If the expected future cash flows exceed the carrying value, no impairment is recognized. If the carrying value exceeds the expected future cash flows, an impairment equal to the excess of the carrying value over the estimated fair value of the asset is recognized. No such impairment may be restored in the future. The Company's proved oil and gas properties are assessed for impairment on an individual field basis.

CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INCOME TAXES: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities.

EARNINGS PER SHARE: Earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year.

NOTE 2 - INCOME TAXES. At September 30, 1997, the Company had net operating loss, depletion, and investment tax credit carryforwards for income tax purposes of $7,593,000, $758,000, and $56,000, respectively. If not utilized, the net operating losses will expire during the period from 1998 through 2009, and the investment tax credit carryforwards will expire during the period from 1998 to 2001. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax liabilities and deferred tax assets at September 30, 1997, computed in accordance with SFAS No. 109, is as follows:


DEFERRED TAX ASSETS
   Net operating loss carryforward                                                      $       2,658,000
   Depletion carryforward                                                                         265,000
   Investment tax credit carryforward                                                              56,000
   Tax basis of assets written off for financial statement purposes                               688,000
TOTAL GROSS DEFERRED TAX ASSETS                                                                 3,667,000
   Less valuation allowance                                                                    (3,648,000)
NET DEFERRED TAX ASSETS                                                                            19,000
DEFERRED TAX LIABILITIES
   Depletion, depreciation, amortization, and valuation allowance for income
      tax purposes in excess of amounts for financial statement purposes                          (19,000)
NET DEFERRED TAX LIABILITY                                                              $              --

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONDOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996



                                                                                    1997             1996
                                                                                    ----             ----
TAX EXPENSE AT 34% OF NET EARNINGS                                       $          136,000           35,000
CHANGE IN VALUATION ALLOWANCE FOR NET DEFERRED TAX ASSETS                          (497,000)        (472,000)
EXPIRATION OF TAX CARRYFORWARDS                                                     394,000          440,000
OTHER                                                                               (33,000)          (3,000)
                                                                           ----------------  ---------------
INCOME TAX EXPENSE                                                       $               --               --
                                                                           ================  ===============


NOTE 3 - RELATED PARTY TRANSACTIONS. Pursuant to an employment agreement with the Company, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in non-cash transactions with the proceeds of a $306,000 loan from the Company. The loan, which is secured by the shares, is due at the end of the term of the employment agreement, and the president can pay the principal amount of the loan with shares of the Company's common stock. The agreement provides that the Company will reimburse the president for interest expense related to the loan, will indemnify him against additional tax due as a result of such reimbursement and indemnification, and also provides for termination and permanent disability benefits under certain circumstances. The Company recognized $18,000 and $17,000 of both interest income and general and administrative expense related to the loan in 1997 and
1996, respectively. In 1997 the Company also recognized $12,000 in indemnification expense. The employment agreement also provides that the Company's president will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. The Company has agreed to pay the $44,000 bonus for 1997 in shares of common stock to be issued at fair market value and has, accordingly, provided for the issuance of 733,665 shares of common stock at $0.06 per share.

NOTE 4 - MAJOR CUSTOMERS. In 1997 and 1996 the Company had four customers who individually accounted for 10% or more of the Company's revenue and who, in aggregate, accounted for 90% and 87% of revenue in 1997 and 1996, respectively. In 1997 the four customers individually accounted for 53%, 13%, 13%, and 12% of revenue; and in 1996 the four customers individually accounted for 47%, 16%, 12%, and 12% of revenue.

NOTE 5 - LEASES. The Company rents office space under a noncancellable operating lease that expires in April 1999. At September 30, 1997, required future payments under the lease are $20,000 for the year ending September 30, 1998, and $11,000 for the year ending September 30, 1999. The Company incurred rent expense of $19,000 and $18,000 in 1997 and 1996, respectively.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT. The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. Areas within the field had contained crude-oil contaminated soil that the Company removed and road-spread. The Company recognized $10,000 and $93,000 in RR&D related to the field in 1997 and 1996, respectively. The Company is discussing with regulatory authorities and with the landowner whether the Company will be required to perform further restoration. At most, the Company will be required to seed disturbed areas and to complete minor trash removal. Barring unforeseen events, the Company does not believe that the expense associated with final restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured.

NOTE 7 - SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Prices and costs in the tables below have been estimated using prices and costs in effect at the end of the years indicated. Prices are estimated net of estimated quality and transportation adjustments. Income tax expense is not reflected in the tables below because of the antici pated utilization of net operating loss carryforwards and tax credits. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996

        I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES


                                                                                        SEPTEMBER 30,
                                                                                            1997

Proved Properties                                                                 $           2,148,000
Accumulated depreciation, depletion, amortization, and valuation allowance                   (1,948,000)
Net capitalized cost                                                              $             200,000


             II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES


                                                   OIL               GAS
                                                  (BBLS)            (MCF)

BALANCE AT SEPTEMBER 30, 1995                     217,000           975,000
  Revisions of previous estimates                 120,000           305,000
  Production                                      (37,000)         (148,000)
BALANCE AT SEPTEMBER 30, 1996                     300,000         1,132,000
  Sales of minerals in place                      (54,000)          (26,000)
  Revisions of previous estimates                   4,000           377,000
  Production                                      (31,000)         (160,000)
BALANCE AT SEPTEMBER 30, 1997                     219,000         1,323,000



               III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE


                                                                           AT SEPTEMBER 30
                                                                         1997           1996
                                                                         ----           ----

Estimated future revenue                                     $         6,413,000      8,602,000
Estimated future expenditures                                         (4,229,000)    (5,143,000)
Estimated future net revenue                                           2,184,000      3,459,000
10% annual discount of estimated future net revenue                     (842,000)    (1,300,000)
Present value of estimated future net revenue                $         1,342,000      2,159,000



     IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE


                                                                                YEAR ENDED SEPTEMBER 30
                                                                                   1997          1996
                                                                                   ----          ----

Present value of estimated future net revenue, beginning of year        $        2,159,000     1,032,000
Sales, net of production costs                                                    (449,000)     (520,000)
Net change in prices and costs of future production                               (599,000)      707,000
Revisions of quantity estimates                                                    201,000       855,000
Sales of minerals in place                                                        (158,000)           --
Accretion of discount                                                              216,000       103,000
Change in production rates and other                                               (28,000)      (18,000)
Present value of estimated future net revenue, end of year              $        1,342,000     2,159,000

                                  Exhibit Index

21  List  of  Subsidiaries
27 Financial Data Schedule - Submitted only in electronic format herewith, pursuant to Item 601(c) of Regulation S-B