Form 10KSB/A
period 1997-09-30
ALTEX INDUSTRIES INC
filed 1998-01-27
CIK 775057

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

                                   PRODUCTION

                                                                                   AVERAGE PRODUCTION
                          NET PRODUCTION                 AVERAGE PRICE            COST PER EQUIVALENT
                                                                                     BARREL ("BOE")
  Fiscal Year          Oil              Gas            Oil           Gas
                     (Bbls)            (Mcf)         (Bbls)         (Mcf)
     1997            31,000           160,000     $   19.68          1.98              8.29
     1996            37,000           148,000         18.67          1.60              6.62
     1995            36,000           161,000         18.33          1.42              7.16
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Mr. Steven H. Cardin, 47, has been Chairman of the Board of Directors and the President and Chief Executive Officer of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 46, has been a Director since 1989; from January 1990 to April 1993 he was a partner in the law firm of Kandel, Frank & Chernow; and he is currently a partner in the law firm of Kandel, Klitenic & Chernow. Mr. Stephen F. Fante, 42, a private investor, has been a Director since 1989. Mr. Fante was Chairman of the Board of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, from 1979 until March 1992. Subsequently, he was Chairman of the Board and President of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Messrs. Fante's, Chernow's, and Cardin's terms as Directors continue until such time as their successors are elected and qualified.

ITEM 10.    EXECUTIVE COMPENSATION.

Each Director who is not also an officer of the Company receives $500 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings. The Company has a stock option plan, but no options are outstanding under the plan or otherwise.

Mr. Cardin has an Employment Agreement with the Company that was effective October 1, 1996, that has an initial term of five years, and that provides that Mr. Cardin is to receive a base salary of $150,000 per annum, escalating at no less than 5% per annum, and an annual bonus of no less than 10% of the Company's earnings before tax. Pursuant to the agreement, Mr. Cardin purchased from the Company 2,383,615 shares of the Company's Common Stock at a price of $.09375 per share and

1,376,249 shares at a price of $0.06 per share in non-cash transactions with the proceeds of a $306,000 non-recourse loan from the Company. The loan, which is secured by the shares, bears interest at the Applicable Federal Rate, and is due at the end of the term of the Employment Agreement. Mr. Cardin can pay the principal amount of the loan with shares of the Company's Common Stock. The Employment Agreement provides that the Company will reimburse Mr. Cardin for interest expense related to the loan and will indemnify him against additional tax due as a result of such reimbursement and indemnification.

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


                           Summary Compensation Table


                                                               Annual Compensation
  Name and Principal Position       Year      Salary      Bonus      Other Annual Compensation 1
                                                ($)        ($)                   ($)
================================  ========  =========== ==========  ===============================
Steven H. Cardin, CEO               1997        150,000     45,000                           30,000
                                    1996        133,000     11,000                           17,000
                                    1995        127,000      9,000                           17,000
================================  ========  =========== ==========   ==============================


------------------------------------

     1 Pursuant to his Employment Agreement (See above): (1) Mr. Cardin paid $17,000 in interest to the Company in 1995 and 1996, and $18,000 in 1997; (2) the Company reimbursed him for those payments; and (3) in 1997, the Company paid him $12,000 in tax indemnification related to 1995 and 1996.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning each person who, as of January 21, 1998, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and information regarding Common Stock of the Company beneficially owned, as of January 21, 1998, by all Directors and executive officers and by all Directors and executive officers as a group.




              Name and Address of Beneficial Owner                      Shares of Common Stock           Percent
                                                                          Beneficially Owned            of Class
================================================================  =================================== =============
Steven H. Cardin 1 (Director and Executive Officer)
POB 1057
Breckenridge CO 80424-1057                                                     6,297,018                  40.2%
Jeffrey S. Chernow (Director)
POB 1057
Breckenridge CO 80424-1057                                                        --                       --
----------------------------------------------------------------  ----------------------------------- -------------
Stephen F. Fante (Director)
POB 1057
Breckenridge CO 80424-1057                                                        --                       --
----------------------------------------------------------------  ----------------------------------- -------------
David L. Goldman
100 Federal St
Boston MA 02110                                                                1,212,500                   7.8%
----------------------------------------------------------------  ----------------------------------- -------------

All Directors and Executive Officers as a Group (3 Persons)                    6,297,018                  40.2%
================================================================  =================================== =============

------------------------------------

     1 Includes 1,004,146 shares held by the Cardin Family Limited Partnership, of which a corporation controlled by Mr. Cardin is the managing general partner, and 5,292,872 shares held individually by Mr. Cardin.


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

ALTEX INDUSTRIES, INC.


By:    /s/ STEVEN H. CARDIN                                    January 26, 1998
       Steven H. Cardin, CEO                                         Date


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

                      LIABIITIES AND STOCKHOLDERS' EQUITY
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

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996




                                          COMMON STOCK        ADDITIONAL   COMMON   ACCUMULATED   TREASURY     NOTE       TOTAL
                                                               PAID-IN  STOCK TO BE   DEFICIT      STOCK    RECEIVABLE STOCKHOLDERS'
                                                               CAPITAL     ISSUED                              FROM       EQUITY
                                                                                                            SHAREHOLDER
                                        SHARES        AMOUNT
                                       --------------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 1995         20,392,625    $204,000  14,771,000       --  (12,650,000) (642,000)   (223,000)  1,460,000
Net earnings                                   --          --          --       --      102,000        --          --     102,000
Acquisition of Treasury stock, 492,000
    shares at $0.05 per share                  --          --          --       --           --   (26,000)         --     (26,000)
Retirement of Treasury stock           (6,551,636)   $(66,000)   (602,000)      --           --   668,000          --          --
BALANCES AT SEPTEMBER 30, 1996         13,840,989    $138,000  14,169,000       --  (12,548,000)       --    (223,000)  1,536,000
Net earnings                                   --          --          --       --      401,000        --          --     401,000
Shares issued in exchange for note      1,376,249    $ 14,000      69,000       --           --        --     (83,000)         --
  receivable (Note 3)
Common stock to be issued, 733,665
    shares (Note 3)                            --          --          --   44,000           --        --          --      44,000
Acquisition of Treasury stock, 255,500
    shares at $0.07 per share                  --          --          --       --           --   (18,000)         --     (18,000)
Retirement of Treasury stock             (255,500)  $  (2,000)    (16,000)      --           --    18,000          --          --
BALANCES AT SEPTEMBER 30, 1997         14,961,738   $ 150,000  14,222,000   44,000  (12,147,000)       --    (306,000)  1,963,000



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

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Altex Industries, Inc. and its whol ly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996




DEFERRED TAX ASSETS
   Net operating loss carryforward                                                      $       2,658,000
   Depletion carryforward                                                                         265,000
   Investment tax credit carryforward                                                              56,000
   Tax basis of assets written off for financial statement purposes                               688,000
TOTAL GROSS DEFERRED TAX ASSETS                                                                 3,667,000
   Less valuation allowance                                                                    (3,648,000)
NET DEFERRED TAX ASSETS                                                                            19,000
DEFERRED TAX LIABILITIES
   Depletion, depreciation, amortization, and valuation allowance for income
      tax purposes in excess of amounts for financial statement purposes                          (19,000)
NET DEFERRED TAX LIABILITY                                                              $              --



Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:


                                                                                 1997             1996
                                                                                 ----             ----
TAX EXPENSE AT 34% OF NET EARNINGS                                       $          136,000        35,000
CHANGE IN VALUATION ALLOWANCE FOR NET DEFERRED TAX ASSETS                          (497,000)     (472,000)
EXPIRATION OF TAX CARRYFORWARDS                                                     394,000       440,000
OTHER                                                                               (33,000)       (3,000)
                                                                           ----------------  -------------
INCOME TAX EXPENSE                                                       $               --             --
                                                                           ================  =============


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