Form 10QSB
period 1997-12-31
ALTEX INDUSTRIES INC
filed 1998-02-12
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1997

         Transition report under Section 13 or 15(d) of the Exchange Act

                       For the transition period from to .

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                              84-0989164
-------------------------------                             -------------------
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

                                    Yes X No

 Number of shares outstanding of issuer's Common Stock as of February 12, 1998:
                                   15,633,403

                 Transitional Small Business Disclosure Format:

                                    Yes No X



-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1997
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                   $       1,716,000
    Accounts receivable                                                                                    93,000
    Other receivables                                                                                      26,000
    Other                                                                                                   2,000
            Total current assets                                                                        1,837,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                                           2,152,000
    Other                                                                                                  71,000
                                                                                                        2,223,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                    (2,011,000)
            Net property and equipment                                                                    212,000

OTHER ASSETS                                                                                               34,000

                                                                                                $       2,083,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                            $          14,000
    Accrued production costs                                                                               34,000
    Other accrued expenses                                                                                 36,000
            Total current liabilities                                                                      84,000


STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                   -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,695,403 shares                  157,000
    Additional paid-in capital                                                                         14,259,000
    Accumulated deficit                                                                               (12,107,000)
    Treasury stock, at cost, 62,000 shares at December 31, 1997                                            (4,000)
    Note receivable from stockholder                                                                     (306,000)
                                                                                                        1,999,000
                                                                                                $       2,083,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED
                                                                DECEMBER 31
                                                             1997         1996
REVENUE
    Oil and gas sales                              $         192,000     261,000
    Interest                                                  27,000      20,000
    Other                                                      5,000      (5,000)
                                                             224,000     276,000
COSTS AND EXPENSES
    Lease operating                                           59,000      78,000
    Production taxes                                          22,000      31,000
    General and administrative                                96,000      78,000
    Reclamation, restoration, and dismantlement                    -      10,000
    Depreciation, depletion, and amortization                  7,000      13,000
                                                             184,000     210,000
NET EARNINGS                                       $          40,000      66,000
EARNINGS PER SHARE                                 $               *           *
WEIGHTED AVERAGE SHARES OUTSTANDING                       15,377,059  13,826,728


*Less than $.01 per share


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                            DECEMBER 31
                                                                                         1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                $        40,000       66,000
    Adjustments to reconcile net earnings to net cash
       provided by operating activities
            Depreciation, depletion, and amortization                                     7,000       13,000
            Decrease in accounts receivable                                              23,000        5,000
            (Increase) decrease in other receivables                                     (8,000)       2,000
            Decrease in other current assets                                              2,000            -
            Increase (decrease) in accounts payable                                     (10,000)      33,000
            Decrease in accrued production costs                                              -       (7,000)
            Decrease in accrued reclamation, restoration, and dismantlement                   -      (70,000)
            Decrease in other accrued expenses                                           (5,000)     (12,000)
                Net cash provided by operating activities                                49,000       30,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for oil and gas property acquisitions                                   (4,000)           -
    Expenditures for oil and gas property development                                         -       (2,000)
                Net cash used in investing activities                                    (4,000)      (2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury stock                                                        (4,000)      (3,000)
                Net cash used in financing activities                                    (4,000)      (3,000)


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                41,000       25,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,675,000    1,254,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     1,716,000    1,279,000



     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1997, and its cash flows and results of operations for the three months then ended. Such adjustments consis ted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three months ended December 31, 1996, to conform with the classifications used in the financial statements for the three months ended December 31, 1997. The results of operations for the periods ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1997 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

                 "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

Statements that are not historical facts contained in this Form 10-QSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market prices of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company's ability to find, acquire, and develop new properties and its ability to produce and market its oil and gas reserves; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash and cash equivalents increased during the quarter ended December 31, 1997, ("Q1FY98") principally because of net cash provided by operating activities. Accounts receivable decreased because of reduced sales. Other receivables increased because of a $5,000 increase in production taxes receivable and a $2,000 increase in interest receivable. During Q1FY98 the Company increased its overriding royalty interest in a property in which it has an overriding royalty interest for an investment of $4,000. During Q1FY98 the Company acquired 62,000 shares of its Common Stock for $4,000. Also during Q1FY98, the Company issued 733,665 shares of Common Stock to its president as payment of his bonus for the year ended September 30, 1997.

The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. Areas within the field had contained crude-oil contaminated soil that the Company removed and road-spread. The Company is discussing with regulatory authorities and with the landowner whether the Company will be required to perform further restoration. The Company expects to be required to seed disturbed areas and to complete minor trash removal, but, barring unforeseen events, the Company does not believe that the expense associated with final restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured.

The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the future. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria. With the exception of the Company's intention to acquire producing oil and gas properties and cash flows that may result from such acquisitions, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At
February 6, 1998, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Oil sales decreased from $193,000 to $120,000, and gas sales increased from $68,000 to $72,000 from Q1FY98 to the quarter ended December 31, 1996, ("Q1FY97"). Oil sales decreased because a 28% decrease in production sold was accompanied by a 14% decrease in effective price. The decrease in production sold was attributable solely to the loss of production that resulted from the Company's sale of a field effective September 30, 1997. The increase in gas sales resulted from a 14% increase in gas sold that was partially offset by a 8% decrease in effective gas price. Included in interest income in Q1FY97 and Q1FY98, respectively, are $4,000 and $5,000 payable to the Company by its president pursuant to his employment agreement with the Company. Excluding these amounts, interest income increased from $16,000 in Q1FY97 to $22,000 in Q1FY98 because of higher cash balances. Other income consists of various miscellaneous items, including adjustments to sales, production taxes, and lease operating expense in prior periods reported currently by operators of properties in which the Company has an interest. For Q1FY97 such items included a negative adjustment of $5,000 to estimated refundable production taxes, and for Q1FY98 such items included positive adjustments of $4,000 to refundable production taxes.

Lease operating expense decreased from Q1FY97 to Q1FY98 because of reduced repairs and maintenance expense and because of the absence of lease operating expense associated with the field that the Company sold. Production taxes decreased because of decreased sales. Included in general and administrative expense ("G&A") in Q1FY97 is $4,000 in interest reimbursement expense payable to the Company's president pursuant to his employment agreement, and included in G&A in Q1FY98 is $5,000 in interest reimbursement expense and $4,000 in accrued bonus expense payable to the Company's president pursuant to his employment agreement. Excluding these items, G&A increased from $74,000 in Q1FY97 to $87,000 in Q1FY98. This increase resulted from $7,000 in additional salary expense, $2,000 in additional acquisition expense, $2,000 in additional directors' fees, and $2,000 in additional legal expense. During Q1FY97 the Company recognized $10,000 in RR&D associated with its East Tisdale Field, discussed above. Depreciation, depletion, and amortization expense decreased because the Company's basis in its depreciable and depletable assets declined. Net earnings decreased because reduced expenses were more than offset by reduced revenue.

At February 12,1998, as a result of excess world supply and of diminished world demand resulting from the Asian financial crises, oil prices remained materially below the high prices that had prevailed during fiscal 1997. Unless an attack on Iraq results in significant reduction in Iraqi oil export capacity, or some other material supply reduction, which appears unlikely, the Company anticipates that prices, and therefore, earnings, will be depressed for the foreseeable future.

                                    LIQUIDITY

Operating Activities. During Q1FY98 cash of $49,000 was provided by operations compared to $30,000 in Q1FY97. Cash provided by operations increased principally due to the payment in Q1FY97 of accrued RR&D.

Investing Activities. Cash used in investing activities in was $4,000 in Q1FY98 and $2,000 in Q1FY97. Expenditures for oil and gas property acquisitions and development was $4,000 in Q1FY98 and $2,000 in Q1FY97.

Financing Activities. Cash used in financing activities in Q1FY98 and Q1FY97 was $4,000 and $3,000, respectively, related to the acquisition of treasury stock.

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

In 1997 a new pipeline began bringing Canadian crude oil into Casper, Wyoming. Although the increased supply of crude oil in the northern Rocky Mountain region did not have a material effect on the oil prices realized by the Company in fiscal 1997, the Company anticipates that realized prices will be materially lower in fiscal 1998 than they would have been had the pipeline not been constructed.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

(c) Pursuant to his employment agreement, on November 7, 1997, the Company paid its president a bonus for its fiscal year ended September 30, 1997, equal to 10% of the Company's earnings before income taxes. The bonus was paid in 733,665 shares of the Company's Common Stock. The Company issued the shares under Section 4(2) of the Securities Act of 1933 based on the fact that the shares were offered privately to one individual investor who has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the investment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     27. Financial Data Schedule - Submitted only in electronic format, pursuant to Item 601(c) of Regulation S-B
(b)  Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:    February 12, 1998                          By:   /s/ STEVEN H. CARDIN
     -------------------------                          -----------------------
                                                               Steven H. Cardin
                                                    Chief Executive Officer and
                                                    Principal Financial Officer

                                  EXHIBIT INDEX

27   Financial Data Schedule - Submitted only in electronic format, pursuant to
                         Item 601(c) of Regulation S-B