Form 10QSB
period 1998-03-31
ALTEX INDUSTRIES INC
filed 1998-05-06
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

                                    Yes X No

   Number of shares outstanding of issuer's Common Stock as of April 23, 1998:
                                   15,554,403

                 Transitional Small Business Disclosure Format:

                                    Yes No X



--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 1998
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                   $            1,746,000
    Accounts receivable                                                                                        113,000
    Other receivables                                                                                           18,000
    Other                                                                                                        2,000
            Total current assets                                                                             1,879,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                                                2,152,000
    Other                                                                                                       71,000
                                                                                                             2,223,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                         (2,019,000)
            Net property and equipment                                                                         204,000

OTHER ASSETS                                                                                                    34,000

                                                                                                $            2,117,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                            $               15,000
    Accrued production costs                                                                                    27,000
    Other accrued expenses                                                                                      44,000
            Total current liabilities                                                                           86,000


STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                        -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,695,403 shares                       157,000
    Additional paid-in capital                                                                              14,259,000
    Accumulated deficit                                                                                    (12,075,000)
    Treasury stock, at cost, 62,000 shares at March 31, 1998                                                    (4,000)
    Note receivable from stockholder                                                                          (306,000)
                                                                                                             2,031,000
                                                                                                $            2,117,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     MARCH 31                     MARCH 31
                                                                 1998         1997           1998         1997
REVENUE
  Oil and gas sales                                      $         191,000     279,000         383,000      539,000
  Interest income                                                   27,000      20,000          54,000       41,000
  Gain on sale of assets                                                --      55,000              --       55,000
  Other income (expense)                                             2,000       1,000           7,000       (4,000)
                                                                   220,000     355,000         444,000      631,000
COSTS AND EXPENSES
  Lease operating                                                   61,000     125,000         120,000      203,000
  Production taxes                                                  22,000      31,000          44,000       62,000
  General and administrative                                        97,000     133,000         193,000      211,000
  Reclamation, restoration, and dismantlement                           --          --              --       10,000
  Depreciation, depletion, and amortization                          8,000      12,000          15,000       25,000
                                                                   188,000     301,000         372,000      511,000
NET EARNINGS                                             $          32,000      54,000          72,000      120,000
EARNINGS PER SHARE                                       $               *           *               *         0.01
WEIGHTED AVERAGE SHARES OUTSTANDING                             15,633,403  13,780,447      15,503,823   13,803,512


*Less than $.01 per share


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                           MARCH 31
                                                                                       1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                  $         72,000      120,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Gain on sale of assets                                                                  --      (55,000)
      Depreciation, depletion, and amortization                                           15,000       25,000
      Decrease (increase) in accounts receivable                                           3,000       (1,000)
      Decrease in other receivables                                                           --        8,000
      Decrease in other current assets                                                     2,000           --
      Increase (decrease) in accounts payable                                             (9,000)       4,000
      Increase (decrease) in accrued production costs                                     (7,000)      29,000
      Decrease in accrued reclamation, restoration, and dismantlement                         --      (67,000)
      Increase (decrease) in other accrued expenses                                        3,000       (6,000)
        Net cash provided by operating activities                                         79,000       57,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                                                --       58,000
  Expenditures for oil and gas property acquisitions                                      (4,000)          --
  Expenditures for oil and gas property development                                           --       (2,000)
        Net cash provided by (used in) investing activities                               (4,000)      56,000

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury stock                                                           (4,000)      (6,000)
        Net cash used in financing activities                                             (4,000)      (6,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 71,000      107,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,675,000    1,254,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,746,000    1,361,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and its cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three and six months ended March 31, 1997, to conform with the classifications used in the financial statements for the three and six months ended March 31, 1998. The results of operations for the periods ended March 31 are not necessari ly indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1997 Annual Report on Form 10-KSB, and it is suggested that these consolidated, con densed financial statements be read in conjunction therewith.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash and cash equivalents increased during the six months ended March 31, 1998, principally because of net cash provided by operating activities. Other receivables decreased primarily because the Company received $7,000 in refundable production taxes. During the six months ended March 31, 1998, the Company increased its overriding royalty interest in a property for an investment of $4,000, acquired 62,000 shares of its Common Stock for $4,000, and issued 733,665 shares of Common Stock to its president as payment of his bonus for the year ended September 30, 1997.

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

Unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the future. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria. With the exception of the Company's intention to acquire producing oil and gas properties and cash flows that may result from such acquisitions, the Company knows of no trends, events, or uncertainties that have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capi tal. At April 23, 1998, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Oil sales decreased from $155,000 for the quarter ended March 31, 1997 ("Q2FY97") to $76,000 for the quarter ended March 31, 1998 ("Q2FY98"), and from $347,000 for the six months ended March 31, 1997, to $196,000 for the six months ended March 31, 1998. The decreases resulted from a 31% decrease in oil sold during Q2FY98 as compared to Q2FY97 and a 29% decrease in oil sold during the six months ended March 31, 1998, as compared to the six months ended March 31, 1997, combined with a 29% decrease in average realized oil price during Q2FY98 as compared to Q2FY97 and a 20% decrease in average realized oil price during the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. Approximately 75% of the decrease in oil sold for both the quarter and the six months resulted from reduced production due to the Company's sale of interests in producing oil properties during fiscal 1997. The remainder of the decrease in production resulted from normal production declines. Gas sales decreased from $124,000 for Q2FY97 to $115,000 for Q2FY98, and decreased from $192,000 for the six months ended March 31, 1997, to $187,000 for the six months ended March 31, 1998. The decrease in gas sales for the quarter resulted from a 40% increase in gas sold that was more than offset by a 34% decrease in average realized gas price, and the decrease for the six months resulted from a 26% increase in gas sold that was more than offset by a 23% decrease in average realized gas price.

Included in interest income in Q2FY97 and Q2FY98, respectively, are $4,000 and $5,000 payable to the Company by its president pursuant to his employment agreement with the Company. Excluding these amounts, interest income increased from $16,000 in Q2FY97 to $22,000 in Q2FY98 because of higher cash balances. Included in interest income in the six months ended March 31, 1997 and 1998, respectively, are $9,000 and $10,000 payable to the Company by its president pursuant to his employment agreement with the Company. Excluding these amounts, interest income increased from $32,000 to $44,000 in the six months ended March 31, 1997 and 1998, respectively, because of higher cash balances. During the six months ended March 31, 1997, the Company sold certain interests in producing properties for a gain of $55,000. Other income consists of various miscellaneous items, including adjustments to sales, production taxes, and lease operating expense in prior periods reported currently by operators of properties in which the Company has an interest. For the six months ended March 31, 1997, such items included a negative adjustment of $5,000 to estimated refundable production taxes, and for the six months ended March 31, 1998, such items included positive adjustments of $5,000 to production taxes.

Lease operating expense decreased from $125,000 in Q2FY97 to $61,000 in Q2FY98 and from $203,000 in the six months ended March 31, 1997, to $120,000 for the six months March 31, 1998, because of reduced repairs and maintenance expense and because of the absence of lease operating expense associated with the interests the Company sold in fiscal 1997. Production taxes decreased because of decreased sales. Included in general and administrative expense ("G&A") in Q2FY97 and Q2FY98 are $4,000 and $5,000, respectively, in interest reimbursement expense and $13,000 and $4,000, respectively, in accrued bonus expense payable to the Company's president pursuant to his employment agreement. Also included in G&A in Q2FY97 are $12,000 in tax indemnification expense paid to the Company's president pursuant to his employment agreement, $5,000 in fines related to bird deaths at the Company's East Tisdale Field, and $5,000 in compensation consultant expense. Excluding these items, G&A decreased from $94,000 in Q2FY97 to $88,000 in Q2FY98 because of reduced payroll and legal expenses. Included in G&A in the six months ended March 31, 1997 and 1998, are $9,000 and $10,000, respectively, in interest reimbursement expense and $13,000 and $8,000, respectively, in accrued bonus expense payable to the Company's president pursuant to his employment agreement. Excluding these items and the tax indemnification expense, fines, and compensation consultant expense discussed above, G&A increased from $167,000 during the six months ended March 31, 1997, to $175,000 during six months ended March 31, 1998. During the three months ended March 31, 1997 ("Q1FY97"), the Company recognized $10,000 in RR&D associated with its East Tisdale Field, discussed above. Depreciation, depletion, and amortization expense decreased because of the sale of producing oil properties in 1997 and because the Company's basis in its remaining depreciable and depletable assets declined. Net earnings decreased because the reduction in revenue more than offset the reduction in expenses.

At April 23, 1998, as a result of excess world supply, oil prices remained materially below the high prices that had prevailed during fiscal 1997. The Company anticipates that oil prices, and therefore, earnings, will be depressed for the foreseeable future.

                                    LIQUIDITY
OPERATING ACTIVITIES. Cash provided by operating activities was $57,000 and $79,000 during the six months ended March 31, 1997 and 1998, respectively. Cash provided by operating activities increased principally due to the payment in Q1FY97 of accrued RR&D.

INVESTING ACTIVITIES. During the six months ended March 31, 1997, investing activities provided the Company with $56,000 cash, and during the six months ended March 31, 1998, the Company used $4,000 cash in investing activities. The Company expended $2,000 for oil and gas property development and $4,000 for oil and gas property acquisitions during the six months ended March 31, 1997 and 1998, respectively. The Company realized $58,000 cash proceeds from the sale of its interests in certain producing properties during the six months ended March 31, 1997.

FINANCING ACTIVITIES. The Company used $6,000 and $4,000 cash to acquire 78,500 and 62,000 treasury shares during the six months ended March 31, 1997 and 1998, respectively.

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

In Spring 1997 a new pipeline began bringing Canadian crude oil into Casper, Wyoming. Although the increased supply of crude oil in the northern Rocky Mountain region did not have a material effect on the oil prices realized by the Company in fiscal 1997, realized prices have been, and the Company anticipates that realized prices will continue to be, materially lower in fiscal 1998 than they would have been had the pipeline not been constructed.

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

                             ALTEX INDUSTRIES, INC.

Date:  MAY 4, 1998                                     By: /S/ STEVEN H. CARDIN
                                                               Steven H. Cardin
                                                    Chief Executive Officer and
                                                    Principal Financial Officer
                                   Page 7 of 7

                                  EXHIBIT INDEX

27 Financial  Data Schedule - Submitted only in electronic  format,  pursuant to
Item 601(c) of Regulation S-B