Form 10QSB
period 1998-06-30
ALTEX INDUSTRIES INC
filed 1998-08-11
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended June 30, 1998

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


                       POB 1057 Breckenridge CO 80424-1057
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (970) 453-6641
              -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

   Number of shares outstanding of issuer's Common Stock as of July 31, 1998:
                                   15,825,491

                 Transitional Small Business Disclosure Format:

                                    Yes No X




-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1998
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                   $            1,733,000
    Accounts receivable                                                                                         94,000
    Other receivables                                                                                           20,000
    Other                                                                                                        2,000
            Total current assets                                                                             1,849,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                                                2,159,000
    Other                                                                                                       71,000
                                                                                                             2,230,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                         (2,026,000)
            Net property and equipment                                                                         204,000

OTHER ASSETS                                                                                                    34,000

                                                                                                $            2,087,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                            $                8,000
    Accrued production costs                                                                                    21,000
    Other accrued expenses                                                                                      47,000
            Total current liabilities                                                                           76,000

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                        -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,865,491 shares                       159,000
    Additional paid-in capital                                                                              14,300,000
    Accumulated deficit                                                                                    (12,089,000)
    Note receivable from stockholder                                                                          (359,000)
                                                                                                             2,011,000
                                                                                                $            2,087,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        JUNE 30                      JUNE 30
                                                                    1998         1997           1998         1997
REVENUE
  Oil and gas sales                                      $         142,000     155,000         525,000      694,000
  Interest income                                                   28,000      21,000          82,000       62,000
  Gain on sale of assets                                                --          --              --       55,000
  Other income (expense)                                            (2,000)     17,000           5,000       13,000
                                                                   168,000     193,000         612,000      824,000
COSTS AND EXPENSES
  Lease operating                                                   74,000      86,000         194,000      289,000
  Production taxes                                                  16,000      15,000          60,000       77,000
  General and administrative                                        85,000      85,000         278,000      296,000
  Reclamation, restoration, and dismantlement                           --          --              --       10,000
  Depreciation, depletion, and amortization                          7,000      13,000          22,000       38,000
                                                                   182,000     199,000         554,000      710,000
NET EARNINGS (LOSS)                                      $         (14,000)     (6,000)         58,000      114,000
EARNINGS (LOSS) PER SHARE                                $               *           *               *         0.01
WEIGHTED AVERAGE SHARES OUTSTANDING                             15,572,364  15,110,276      15,526,670   14,239,100


*Less than $.01 per share


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                               JUNE 30
                                                                                           1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                  $         58,000      114,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Gain on sale of assets                                                                  --      (55,000)
      Depreciation, depletion, and amortization                                           22,000       38,000
      Decrease in accounts receivable                                                     22,000       33,000
      (Increase) decrease in other receivables                                            (2,000)       7,000
      Decrease in other current assets                                                     2,000           --
      Decrease in accounts payable                                                       (16,000)     (17,000)
      Decrease in accrued production costs                                               (13,000)     (11,000)
      Decrease in accrued reclamation, restoration, and dismantlement                         --      (67,000)
      Increase (decrease) in other accrued expenses                                        6,000       (3,000)
        Net cash provided by operating activities                                         79,000       39,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                                             1,000       58,000
  Expenditures for oil and gas property acquisitions                                      (4,000)          --
  Expenditures for oil and gas property development                                       (7,000)      (3,000)
  Other additions to property and equipment                                                   --       (7,000)
        Net cash provided by (used in) investing activities                              (10,000)      48,000

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury stock                                                          (11,000)     (10,000)
        Net cash used in financing activities                                            (11,000)     (10,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 58,000       77,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,675,000    1,254,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,733,000    1,331,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998; cash flows for the nine months ended June 30, 1998; and results of operations for the three and nine months then ended. Such adjust ments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three and nine months ended June 30, 1997, to conform with the classifications used in the financial statements for the three and nine months ended June 30, 1998. The results of operations for the periods ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1997 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash and cash equivalents increased during the nine months ended June 30, 1998, principally because of net cash provided by operating activities. Accounts receivable decreased because of decreased sales. During the nine months ended June 30, 1998, the Company increased its overriding royalty interest in a producing property for an investment of $4,000 and participated in the drilling of one development well for an investment of $7,000. Also during the nine months ended June 30, 1998, the Company acquired 141,000 shares of its Common Stock for $11,000, issued 733,665 shares of Common Stock to its president as payment of his bonus for the year ended September 30, 1997, and sold 155,544 shares of Common Stock to each non-employee Director at a purchase price of $0.17 per share (See Part II, Item 2. Changes in Securities, below.)

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

Unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the future. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria. With the exception of the Company's intention to acquire producing oil and gas properties and cash flows that may result from such acquisitions, the Company knows of no trends, events, or uncertainties that have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 31, 1998, the Company had no material commitments for capital expen ditures.

                              RESULTS OF OPERATIONS

Oil sales decreased from $130,000 for the quarter ended June 30, 1997, ("Q3FY97") to $50,000 for the quarter ended June 30, 1998, ("Q3FY98"), and from $477,000 for the nine months ended June 30, 1997, to $246,000 for the nine months ended June 30, 1998. The decreases resulted from a 26% decrease in oil sold during Q3FY98 as compared to Q3FY97 and a 28% decrease in oil sold during the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997, combined with a 48% decrease in average realized oil price during Q3FY98 as compared to Q3FY97 and a 28% decrease in average realized oil price during the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. Approximately 91% of the decrease in oil sold for the quarter and 90% of the decrease in oil sold for the nine months resulted from reduced production due to the Company's sale of interests in producing oil properties during fiscal 1997. The remainder of the decrease in production resulted from normal production declines. Gas sales increased from $25,000 for Q3FY97 to $92,000 for Q3FY98, and increased from $217,000 for the nine months ended June 30, 1997, to $279,000 for the nine months ended June 30, 1998. The increase in gas sales for the quarter resulted from a 105% increase in gas sold and an 80% increase in average realized gas price, and the increase for the nine months resulted from a 49% increase in gas sold that was offset by a 14% decrease in average realized gas price. Included in interest income in each of Q3FY97 and Q3FY98 is $5,000 payable to the Company by its president and its non-employee directors pursuant to stock purchase agreements with the Company. Excluding these amounts, interest income increased from $16,000 in Q3FY97 to $23,000 in Q3FY98 because of higher cash balances. Included in interest income in the nine months ended June 30, 1997 and 1998, respectively, are $13,000 and $15,000 payable to the Company by its president and its non-employee directors pursuant to stock purchase agreements with the Company. Excluding these amounts, interest income increased from $49,000 to $67,000 in the nine months ended June 30, 1997 and 1998, respectively, because of higher cash balances. During the nine months ended June 30, 1997, the Company sold certain interests in producing properties for a gain of $55,000. Other income consists of various miscellaneous items, including adjustments to sales, production taxes, and lease operating expense in prior periods reported currently by operators of properties in which the Company has an interest.

Lease operating expense decreased from $86,000 in Q3FY97 to $74,000 in Q3FY98 and from $289,000 in the nine months ended June 30, 1997, to $194,000 for the nine months June 30, 1998, because of reduced repairs and maintenance expense and because of the absence of lease operating expense associated with the property interests the Company sold in fiscal 1997. Production taxes decreased from the nine months ended June 30, 1997, to the nine months ended June 30, 1998, because of decreased sales. Included in general and administrative expense ("G&A") in both Q3FY97 and Q3FY98 is $5,000 in interest reimbursement expense payable to the Company's president and non-employee directors pursuant to stock purchase agreements with the Company. Excluding interest reimbursement expense, G&A was $80,000 in both Q3FY97 and Q3FY98. Included in G&A for the nine months ended June 30, 1997 and 1998, are $13,000 and $15,000, respectively, in interest reimbursement expense payable to the Company's president and non-employee directors pursuant to stock purchase agreements with the Company and $12,000 and $7,000, respectively, in bonus expense payable to the Company's president pursuant to his employment agreement. Included in G&A for the nine months ended June 30, 1997, are $12,000 in tax indemnification expense paid to the Company's president pursuant to his employment agreement, $5,000 in fines related to bird deaths at the Company's East Tisdale Field, and $5,000 in compensation consultant expense. Excluding these items, G&A increased from $249,000 for the nine months ended June 30, 1997, to $256,000 for the nine months ended June 30, 1998. During the nine months ended June 30, 1997, the Company recognized $10,000 in RR&D associated with its East Tisdale Field, discussed above. Depreciation, depletion, and amortization expense decreased because of the sale of producing oil properties in 1997 and because the Company's basis in its remaining depreciable and depletable assets declined. Net earnings decreased because the reduction in revenue more than offset the reduction in expenses.

At July 31, 1998, as a result of excess world supply, oil prices remained materially below the high prices that had prevailed during fiscal 1997. The Company anticipates that oil prices, and therefore, earnings, will be depressed for the foreseeable future.

                                    LIQUIDITY

OPERATING ACTIVITIES. Cash provided by operating activities was $39,000 and $79,000 during the nine months ended June 30, 1997 and 1998, respectively. Cash provided by operating activities increased principally due to the payment in during the nine months ended June 30, 1997, of accrued RR&D.

INVESTING ACTIVITIES. During the nine months ended June 30, 1997, investing activities provided the Company with $48,000 cash, and during the nine months ended June 30, 1998, the Company used $10,000 cash in investing activities. The Company expended $3,000 for oil and gas property development and $7,000 for other property and equipment during the nine months ended June 30, 1997, and $7,000 for oil and gas property development and $4,000 for oil and gas property acquisitions during the nine months ended June 30, 1998. The Company realized $58,000 cash proceeds from the sale of its interests in certain producing properties during the nine months ended June 30, 1997.

FINANCING ACTIVITIES. The Company used $10,000 and $11,000 cash to acquire 140,500 and 141,000 treasury shares during the nine months ended June 30, 1997 and 1998, respectively.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful work overs, or in the acquisition of interests in producing oil or gas properties. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and the possible effect of the recently constructed pipeline discussed below, the Company is not aware of any other trends, events, or uncertainties that have had or that are reason ably expected to have a material impact on the net sales or revenues or income from continuing operations.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

(c) On June 26, 1998, the Company sold 155,544 shares of the Company's Common Stock at a price of $0.17 per share in non- cash transactions to each of Messrs. Jeffrey S. Chernow and Stephen F. Fante, the Company's non-employee directors. Messrs. Chernow and Fante each purchased the shares with the proceeds of a $26,000 non-recourse loan from the Company. The loans, which are secured by the shares, bear interest at the Applicable Federal Rate and are due on September 30, 2002. Messrs. Chernow and Fante can pay the principal amount of the loans with shares of the Company's Common Stock. The Company will reimburse Messrs. Chernow and Fante for interest expense related to the loans and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company issued the shares in a private placement qualifying under Section 4(2) of the
     Securities Act of 1933 based on the fact that the shares were offered privately to two individual investors who have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment.

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

                             ALTEX INDUSTRIES, INC.

Date:   AUGUST 10, 1998                              By:   /S/ STEVEN H. CARDIN
                                                               Steven H. Cardin
                                                    Chief Executive Officer and
                                                    Principal Financial Officer

                                  EXHIBIT INDEX

27   Financial Data Schedule - Submitted only in electronic format,  pursuant to
     Item 601(c) of Regulation S-B