Form 10KSB
period 1998-09-30
ALTEX INDUSTRIES INC
filed 1998-12-15
CIK 775057

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
                1934 For the fiscal year ended September 30, 1998

  [ ] Transition report under Section 13 or 15(d)of the Securities Exchange Act of 1934 For the transition period from to .

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

           Issuer's revenue for its most recent fiscal year: $808,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 8, 1998: $593,000

  Number of shares outstanding of issuer's Common Stock as of December 8, 1998:
                                   15,735,491

             Transitional Small Business Disclosure Format: Yes No X

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part III: Proxy statement to be filed in connection with the Registrant's 1999
                         Annual Meeting of Shareholders

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
PROVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10-KSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market price of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company's ability to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability to find and retain skilled personnel; climatic condi tions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein.


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Altex Industries, Inc. (or the "Registrant" or the "Company," each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiary) is a holding company with two full-time employees and one part-time employee that was incorpo rated in Delaware in 1985. Through its operating subsidiary, the Company currently owns interests, including working inter ests, in productive onshore oil and gas properties, buys and sells producing oil and gas properties, and, to a lesser extent, participates in the drilling of exploratory and development wells, and in recompletions of existing wells.

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

Through the operators of the properties in which it has an interest, the Company sells produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases the Company's production were taken out of service, the Company could be forced to halt production that is purchased by such refinery, pipeline, or plant. Approximately 62% of the Company's oil and gas sales result from production from one field for which there is only one available gas pipeline system (See Note 4 of Notes to Consolidated Financial Statements below.). If this pipeline system were taken out of service, production of both oil and gas from that field would be halted.

Although many entities produce oil and gas, competitive factors play a material role in the Company's production operations only to the extent that such factors affect demand for and prices of oil and gas and demand for, supply of, and prices of oilfield services. The sale of oil and gas is regulated by Federal, state, and local agencies, and the Company is also subject to Federal, state, and local laws and regulations relating to the environment. These laws and regulations generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. The Company regularly assesses its exposure to environmental liability and to reclamation, restoration, and dismantlement expense ("RR&D"), which activities are covered by Federal, state, and local regulation. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured. (See Management's Discussion and Analysis below.)


ITEM 2.    DESCRIPTION OF PROPERTY.

Wells and Acreage: At December 8, 1998, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At December 8, 1998, the Company owned working interests in 78 gross (15.8 net) productive oil wells (certain of which produce associated natural gas), no wells producing only natural gas, and 30,000 gross (6,400 net) developed acres. Substantially all of the Company's production is located in Colorado, Utah, and Wyoming. One well accounts for approximately 17% of the Company's oil and gas sales and for approximately 11% of the Company's estimated proved oil reserves. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional informa tion, see Note 7 of Notes to Consolidated Financial Statements below.

                                   PRODUCTION

                                                                                   Average Production
                          Net Production                 Average Price            Cost Per Equivalent
                                                                                     Barrel ("BOE")
  Fiscal Year          Oil              Gas            Oil           Gas
                     (Bbls)            (Mcf)         (Bbls)         (Mcf)
     1998            23,000           205,000     $   13.65          1.73              6.23
     1997            31,000           160,000         19.68          1.98              8.29
     1996            37,000           148,000         18.67          1.60              6.62
===============  ===============  =============== ============= ============= ============================

DRILLING ACTICITY: The Company participated in the drilling of one development well in fiscal 1998 ("FY98") and did not participate in the drilling of any wells during fiscal 1997 ("FY97") or fiscal 1996 ("FY96").


ITEM 3.    LEGAL PROCEEDINGS.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

At the Company's Annual Meeting held on September 4, 1998, with no abstentions and 189,457 broker non-votes for each, the following individuals were elected directors: Stephen F. Fante, Votes for: 10,494,141; Votes withheld: 98,928. Jeffrey S. Chernow. Votes for: 10,493,191; Votes withheld: 99,878. Steven H. Cardin. Votes for: 10,494,241; Votes withheld: 98,821.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "ALTX". Inter-dealer prices provided by the OTC Bulletin Board, which do not include retail mark-up, mark-down, or commission, and may not represent actual transactions, are listed in the table below.


                         FY98                        FY97
              --------------------------- ---------------------------
   Quarter      High Bid       Low Bid      High Bid       Low Bid
------------- -------------  ------------ -------------  ------------
1                  $0.11         $0.06         $0.08         $0.05
2                   0.11          0.10          0.06          0.06
3                   0.33          0.10          0.06          0.06
4                   0.34          0.11          0.06          0.06


At December 8, 1998, there were 5,561 holders of record of the Company's Common Stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               FINANCIAL CONDITION

Cash balances increased principally because of net cash provided by operating activities. Accounts receivable declined because sales in the fourth quarter of FY98 were lower than sales in the fourth quarter of FY97. During FY98 the Company sold its interests in two proved oil and gas properties for cash proceeds of $21,000 and expended $13,000 on oil and gas property acquisitions and development. The Company is completing the restoration of the area that had contained its East

Tisdale Field in Johnson County, Wyoming, and recognized $20,000 and $10,000 in RR&D expense related to the field in 1998 and 1997, respectively. The Company has removed all equipment from, recontoured, and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured. During FY98 the Company acquired 236,000 shares of its common stock for $29,000 and subsequently retired those shares. During FY98 the Company issued 733,665 shares of its common stock to its president in lieu of cash as payment of his bonus for FY97. (See Note 3 of Notes to Consolidated Financial Statements below for additional information regarding transactions with related parties.) Also during FY98 the Company exchanged 155,544 shares of the Company's common stock to each of its two non-executive directors for notes receivable from each in the amount of $26,500.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

At December 8, 1998, nominal world oil prices had reached their lowest levels in 12 years, and inflation-adjusted world oil prices had reached their lowest levels in 25 years. If oil prices remain at current levels, then, unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the near future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, and the cash flows that could result from such acquisitions or activities, and the current low level of oil prices, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 8, 1998, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Oil sales declined 49% from $610,000 in FY97 to $314,000 in FY98, and gas sales increased 12% from $317,000 in FY97 to $354,000 in FY98. Oil sales declined because of a 26% decline in production and a 31% decrease in realized prices. Oil production declined principally because during FY97 the Company sold substantially all of its interests in two fields for a gain on sale of assets of $304,000. Gas sales increased because a 28% increase in production was partially offset by a 13% de crease in realized prices. Included in interest income in FY98 and FY97, respectively, are $21,000 and $18,000 relating to notes receivable from shareholders. Excluding these amounts, interest income increased from $67,000 in FY97 to $89,000 in FY98 because of higher invested cash balances. Other income, which consists of various miscellaneous items, decreased principally because in FY97 the Company received refunds of $16,000 in over-withheld production taxes and recognized a capital credit receivable of $34,000.

Included in lease operating expense ("LOE") in FY97 and FY98, respectively, are $68,000 and $28,000 in repairs and mainte nance expense related to one well. Excluding these amounts and the LOE associated with the fields that were sold in FY97, LOE declined from $265,000 in FY97 to $252,000 in FY98. Included in general and administrative expense ("G&A") in FY98 and FY97, respectively, are $21,000 and $18,000 in reimbursement of interest expense relating to notes receivable from shareholders and expense of $1,000 and $44,000 for bonuses due the Company's president. Excluding interest reimbursement and bonus expense, G&A was $333,000 in FY98 and $361,000 in FY97. During FY97 the Company recognized tax indemni fication expense related to the president's 1995 and 1996 tax years of $12,000; compensation consultant expense of $5,000; and fines of $5,000 related to bird deaths at the Company's East Tisdale Field. Excluding these items, G&A declined from $339,000 in FY97 to $333,000 in FY98. In FY97 depreciation, depletion, and amortization expense ("DD&A") consisted of $33,000 in depletion expense, $8,000 in impairment expense, and $15,000 in depreciation expense. In FY98 DD&A consisted of $40,000 in depletion expense, $25,000 in impairment expense, and $6,000 in depreciation expense.

                                    LIQUIDITY

OPERATING ACTIVITIES. During FY98 cash of $80,000 was provided by operations compared to $99,000 in FY97. Cash pro vided by operations declined principally due to the decline in oil and gas operations.

INVESTING ACTIVITIES. Cash provided by investing activities was $8,000 in FY98 compared to $340,000 in FY97. In FY98 the Company received $21,000 in proceeds from the sale of assets compared to $359,000 in proceeds from the sale of assets in FY97. Oil and gas property development and other capital expenditures totaled $13,000 in FY98 compared to $19,000 in FY97.

FINANCING ACTIVITIES. Cash used in financing activities in FY98 and FY97 of $29,000 and $18,000, respectively, related to the acquisition of treasury stock.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of produc tion expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At December 8, 1998, nominal world oil prices had reached their lowest levels in 12 years, and inflation-adjusted world oil prices had reached their lowest levels in 25 years. So long as current oil price levels prevail, the Company is unlikely to experience positive earnings unless it dramati cally increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current low oil price levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.

                                YEAR 2000 ISSUES

The so-called Year 2000 ("Y2K") Problem arose because many existing computer programs use only the last two digits to refer to a year and, therefore, cannot distinguish between a year that begins with "20" and one that begins with "19." If not corrected, many computer applications could fail or create erroneous results when references to the Year 2000 become necessary.

RISKS AND STATE OF READINESS

The Company has completed its assessment of its state of readiness, and the Company believes it faces three kinds of risks as a result of the Year 2000
Problem: (1) Will hardware and software related to oil and gas production facilities fail as a result of the Y2K Problem? (2) Will back-office hardware or software fail as a result of the Y2K Problem? (3) Will unresolved Y2K Problems at third parties on whom the Company is dependent cause material adverse consequences to the Company?

Production Facilities. The Company operates only one producing well. The Company does not believe that any equipment associated with that well is susceptible to the Y2K Problem, but this cannot be assured. If critical production equipment is not Y2K ready, production could cease or hydrocarbon contamination of the production facility could occur.

Back-Office Facilities. The Company's back-office operations depend upon the following hardware: three Intel-chip-based microcomputers and associated peripheral devices, one AT&T Partner Plus telephone system, one Hewlett Packard inkjet fax machine, and one Pitney Bowes postage meter. The Company has tested the telephone system, fax machine, and postage meter and is confident that they are Y2K ready. One computer is Y2K ready, a second has been modified to be Y2K ready, and the third computer will be modified in the near future. The Company does not believe that any of its peripheral devices are subject to Y2K issues. All of the Company's software is off-the-shelf software provided by world-class vendors. The Company believes that all software critical to its back-office functions is currently Y2K ready.

Third Parties. The Company is inquiring of relevant third parties regarding their state of readiness. Virtually all of the Com pany's revenue consists of oil and gas sales and interest income. All cash flow from oil and gas sales results from remittances to the Company from operators or purchasers of oil and gas production in which the Company has an interest. Should any operator or purchaser of production in which the Company has an interest suffer system failures due to Y2K problems, either in their production or back-office systems, revenue flowing to the Company could be interrupted. Similarly, should any financial institution in which the Company deposits its cash suffer system failures due to Y2K problems, the Company's cash flow from interest income could be interrupted, and the Company's access to its cash could be delayed. Because the Company is not significant to any third party, the Company would not have leverage in dealing with potential problems.

COSTS AND CONTINGENCY PLANS

The Company does not believe that costs associated with achieving Y2K readiness will exceed $1,000, but this cannot be assured. The Company neither has nor plans to adopt formal contingency plans for unanticipated Y2K problems.

ITEM 7.    FINANCIAL STATEMENTS.

The consolidated financial statements follow the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY98.

ITEM 10.    EXECUTIVE COMPENSATION.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY98.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY98.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY98.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985 Proxy Statement
10 Steven H. Cardin Employment Agreement - Incorporated herein by reference to Exhibit A to Form 10-K for fiscal year ended September 30, 1989 and by reference to the Exhibit to Form 10-QSB for the quarterly period ended March 31, 1997
21 List of subsidiaries - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 1997
27 Financial Data Schedule - Submitted only in electronic format herewith, pursuant to Item 601(c) of Regulation S-B

(b)    REPORTS ON FORM 8-K. None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.

By:    /s/ STEVEN H. CARDIN                                   December 15, 1998
       ---------------------                                  -----------------
       Steven H. Cardin, CEO                                  Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ STEVEN H. CARDIN                                   December 15, 1998
       --------------------------------                       -----------------
       Steven H. Cardin, Director,                            Date
       Principal Executive Officer,
       Principal Financial Officer, and
       Principal Accounting Officer

By:    /s/ JEFFREY S. CHERNOW                                 December 15, 1998
       ----------------------                                 -----------------
       Director                                               Date

                          INDEPENDENT AUDITORS' REPORT



THE STOCKHOLDERS AND BOARD OF DIRECTORS
ALTEX INDUSTRIES, INC.:


We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material re spects, the financial position of Altex Industries, Inc. and subsidiary as of September 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1998, in conformity with generally accepted accounting principles.



                                              KPMG Peat Marwick LLP


Denver, Colorado
November 3, 1998

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998


                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                                  $        1,734,000
    Accounts receivable                                                                                                    91,000
    Other receivables                                                                                                      19,000
    Other                                                                                                                   2,000
            Total current assets                                                                                        1,846,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method) (Notes 6 and 7)                                           2,137,000
    Other                                                                                                                  71,000
                                                                                                                        2,208,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                                    (2,054,000)
            Net property and equipment                                                                                    154,000

OTHER ASSETS                                                                                                               34,000

                                                                                                               $        2,034,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                                           $           14,000
    Accrued production costs                                                                                               27,000
    Accrued reclamation, restoration, and dismantlement                                                                    20,000
    Other accrued expenses                                                                                                 33,000
            Total current liabilities                                                                                      94,000

STOCKHOLDERS' EQUITY (Note 3)
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                                  --
    Common stock, $.01 par value. Authorized 50,000,000 shares, 15,770,491 shares issued and outstanding                  158,000
    Additional paid-in capital                                                                                         14,282,000
    Accumulated deficit                                                                                               (12,141,000)
    Notes receivable from stockholders                                                                                   (359,000)
                                                                                                                        1,940,000
COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)
                                                                                                               $        2,034,000

          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                                                              1998         1997
Revenue
    Oil and gas sales                                                                                  $     668,000      927,000
    Interest (Note 3)                                                                                        110,000       85,000
    Gain on sale of assets                                                                                    18,000      304,000
    Other income                                                                                              12,000       53,000
                                                                                                             808,000    1,369,000
Costs and expenses
    Lease operating                                                                                          280,000      375,000
    Production taxes                                                                                          76,000      103,000
    General and administrative (Note 3)                                                                      355,000      423,000
    Reclamation, restoration, and dismantlement (Note 6)                                                      20,000       10,000
    Depreciation, depletion, and amortization                                                                 71,000       57,000
                                                                                                             802,000      968,000
Net earnings                                                                                           $       6,000      401,000
Earnings per share of common stock                                                                               *          $0.03
Weighted average shares outstanding                                                                      15,597,688    14,434,834


* Less than $0.01 per share

          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997



                                           COMMON STOCK      ADDITIONAL    COMMON  ACCUMULATED    TREASURY      NOTE       TOTAL
                                                              PAID-IN      STOCK     DEFICIT       STOCK    RECEIVABLE STOCKHOLDERS'
                                                              CAPITAL      TO BE                               FROM       EQUITY
                                         SHARES      AMOUNT                ISSUED                           SHAREHOLDER
                                       ---------------------------------------------------------------------------------------------

Balances at September 30, 1996         13,840,989  $138,000  14,169,000       --   (12,548,000)        --    (223,000)  1,536,000
Net earnings                                   --        --          --       --       401,000         --          --     401,000
Shares issued in exchange for note
                                        1,376,249    14,000      69,000       --            --         --     (83,000)         --
  receivable (Note 3)
Common stock to be issued, 733,665
    shares (Note 3)                            --        --          --   44,000            --         --          --      44,000
Acquisition of Treasury stock, 255,500
    shares at $0.07 per share                  --        --          --       --            --    (18,000)         --     (18,000)
Retirement of Treasury stock             (255,500)   (2,000)    (16,000)      --            --     18,000          --          --
Balances at September 30, 1997         14,961,738   150,000  14,222,000   44,000   (12,147,000)        --    (306,000)  1,963,000
Net earnings                                   --        --          --       --         6,000         --          --       6,000
Shares issued in exchange for note
                                          311,088     3,000      50,000       --            --         --     (53,000)         --
  receivable (Note 3)
Common stock issued, 733,665
    shares (Note 3)                       733,665     7,000      37,000  (44,000)           --         --          --          --
Acquisition of Treasury stock, 236,000
    shares at $0.12 per share                  --        --          --       --            --    (29,000)         --     (29,000)
Retirement of Treasury stock             (236,000)   (2,000)    (27,000)      --            --     29,000          --          --
Balances at September 30, 1998         15,770,491  $158,000  14,282,000       --   (12,141,000)        --    (359,000)  1,940,000



          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                                                           1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                                    $      6,000        401,000
    Adjustments to reconcile net earnings to net cash
        provided by operating activities
        Gain on sale of assets                                                                           (18,000)      (304,000)
        Depreciation, depletion, and amortization                                                         71,000         57,000
        Compensation payable in common stock                                                                  --         44,000
        Decrease in accounts receivable                                                                   25,000         25,000
        Decrease (increase) in other receivables                                                          (1,000)         5,000
        Decrease (increase) in other current assets                                                        2,000         (2,000)
        Increase in other assets                                                                              --        (34,000)
        Decrease in accounts payable                                                                     (10,000)       (14,000)
        Decrease in accrued production costs                                                              (7,000)        (8,000)
        Increase (decrease) in accrued restoration, reclamation, and  dismantlement                       20,000        (70,000)
        Decrease in other accrued expenses                                                                (8,000)        (1,000)
                Net cash provided by operating activities                                                 80,000         99,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                                                          21,000        359,000
    Oil and gas property acquisition expenditures                                                         (4,000)            --
    Oil and gas property development expenditures                                                         (9,000)        (5,000)
    Other capital expenditures                                                                                --        (14,000)
                Net cash provided by investing activities                                                  8,000        340,000

CASH FLOWS USED IN FINANCING ACTIVITIES
    Acquisition of treasury stock                                                                        (29,000)       (18,000)
                                                                                                      --------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                 59,000        421,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                         1,675,000      1,254,000
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                           $   1,734,000      1,675,000


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Altex Industries, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT: The Company follows the successful efforts method of accounting for oil and gas operations, under which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units-of-production method based on estimated quantities of proved reserves and estimated RR&D. Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, or valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Actual RR&D expense in excess of estimated RR&D expense is charged to operations.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses long-lived assets for impairment when circumstances indicate that the carrying value of such assets may not be recoverable. This review compares the asset's carrying value with management's best estimate of the asset's expected future undiscounted cash flows without interest costs. If the expected future cash flows exceed the carrying value, no impairment is recognized. If the carrying value exceeds the expected future cash flows, an impairment equal to the excess of the carrying value over the estimated fair value of the asset is recognized. No such impair ment may be restored in the future. The Company's proved oil and gas properties are assessed for impairment on an individual field basis.

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

NOTE 2 - INCOME TAXES. At September 30, 1998, the Company had net operating loss, depletion, and investment tax credit carryforwards for income tax purposes of $6,501,000, $787,000, and $28,000, respectively. If not utilized, the net operating losses will expire during the period from 1999 through 2009, and the investment tax credit carryforwards will expire during the period from 1999 to 2001. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax liabilities and deferred tax assets at September 30, 1998, computed in accordance with SFAS No. 109, is as follows:


DEFERRED TAX ASSETS
   Net operating loss carryforward                                                                       $       2,275,000
   Depletion carryforward                                                                                          275,000
   Investment tax credit carryforward                                                                               28,000
   Accrued reclamation, restoration, and dismantlement                                                               7,000
   Tax basis of assets written off for financial statement purposes                                                688,000
TOTAL GROSS DEFERRED TAX ASSETS                                                                                  3,273,000
   Less valuation allowance                                                                                     (3,269,000)
NET DEFERRED TAX ASSETS                                                                                              4,000
DEFERRED TAX LIABILITIES
   Depletion, depreciation, amortization, and valuation allowance for income tax purposes in excess of              (4,000)
           amounts for financial statement purposes
NET DEFERRED TAX LIABILITY                                                                               $              --
                                                                                                           ================

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONDOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997


Based on the uncertainty of future realization, a valuation allowance equal to the net deferred tax asset has been provided. Accordingly, no tax benefit has been recorded.

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:


                                                                                                  1998               1997
TAX EXPENSE AT 34% OF NET EARNINGS                                                     $           2,000            136,000
CHANGE IN VALUATION ALLOWANCE FOR NET DEFERRED TAX ASSETS                                       (378,000)          (497,000)
EXPIRATION OF TAX CARRYFORWARDS                                                                  386,000            394,000
OTHER                                                                                            (10,000)           (33,000)
                                                                                            ----------------- ------------------
INCOME TAX EXPENSE                                                                     $              --                 --
                                                                                            ================= ==================

NOTE 3 - RELATED PARTY TRANSACTIONS. Pursuant to an employment agreement with the Company, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. In 1998 the Company's two non-executive directors each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,000. Each of the three notes are non-recourse, secured by the respective shares, and due on September 30, 2002. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $21,000 and $18,000 of both interest income and general and administrative expense related to the notes in 1998 and 1997, respectively. In 1997 the Company recognized $12,000 in indemnification expense. The president's employment agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. In lieu of cash, the Company paid the president's bonus for 1997 by issuing 733,665 shares of common stock to him during 1998.

NOTE 4 - MAJOR CUSTOMERS. In 1998 and 1997 the Company had, respectively, three and four customers who individually accounted for 10% or more of the Company's revenue and who, in aggregate, accounted for 89% and 91% of revenue in 1998 and 1997, respectively. In 1998 the three customers individually accounted for 62%, 14%, and 13% of revenue; and in 1997 the four customers individually accounted for 53%, 13%, 13%, and 12% of revenue.

NOTE 5 - LEASES. The Company rents office space under a noncancellable operating lease that expires in April 1999. At September 30, 1998, required future payments under the lease are $11,000 for the year ending September 30, 1999. The Company incurred rent expense of $20,000 and $19,000 in 1998 and 1997, respectively.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT. The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company recognized $20,000 and $10,000 in RR&D expense related to the field in 1998 and 1997, respectively. The Company has removed all equipment from, recontoured, and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field or others, although this cannot be assured.

NOTE 7 - SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Prices and costs in the tables below have been estimated using prices and costs in effect at the end of the years indicated. Prices are estimated net of estimated quality and transportation adjustments. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and tax credits. The estimation of reserves is complex and subjec tive, and reserve estimates tend to fluctuate in light of new production data.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONDOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997

        I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES


                                                                                                    September 30, 1998
Proved properties                                                                               $             2,137,000
Accumulated depreciation, depletion, amortization, and valuation allowance                                   (1,992,000)
Net capitalized cost                                                                            $               145,000


             II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES


                                                                                    Oil in Barrels                Gas in Mcfs
BALANCE AT SEPTEMBER 30, 1996                                                           300,000                    1,132,000
  Sales of minerals in place                                                            (54,000)                     (26,000)
  Revisions of previous estimates                                                         4,000                      377,000
  Production                                                                            (31,000)                    (160,000)
BALANCE AT SEPTEMBER 30, 1997                                                           219,000                    1,323,000
  Sales of minerals in place                                                             (1,000)                      (6,000)
  Revisions of previous estimates                                                       (95,000)                     171,000
  Production                                                                            (23,000)                    (205,000)
BALANCE AT SEPTEMBER 30, 1998                                                           100,000                    1,283,000


               III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                                        At September 30
                                                                                1998                       1997
Estimated future revenue                                             $       3,324,000                  6,413,000
Estimated future expenditures                                               (2,388,000)                (4,229,000)
Estimated future net revenue                                                   936,000                  2,184,000
10% annual discount of estimated future net revenue                           (281,000)                  (842,000)
Present value of estimated future net revenue                        $         655,000                  1,342,000



     IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                                    Year ended September 30
                                                                                1998                       1997
Present value of estimated future net revenue, beginning of year     $       1,342,000                  2,159,000
Sales, net of production costs                                                (312,000)                  (449,000)
Net change in prices and costs of future production                           (414,000)                  (599,000)
Revisions of quantity estimates                                               (122,000)                   201,000
Sales of minerals in place                                                     (20,000)                  (158,000)
Accretion of discount                                                          134,000                    216,000
Change in production rates and other                                            47,000                    (28,000)
Present value of estimated future net revenue, end of year           $         655,000                  1,342,000


                                  EXHIBIT INDEX

27        Financial  Data  Schedule  -  Submitted  only  in  electronic   format
          herewith, pursuant to Item 601(c) of Regulation S-B