Form 10KSB/A
period 1998-09-30
ALTEX INDUSTRIES INC
filed 1999-01-26
CIK 775057

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

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

                                   PRODUCTION

                                                                                 Average Production
                          Net Production                 Average Price          Cost Per Equivalent
                                                                                   Barrel ("BOE")
  Fiscal Year          Oil              Gas            Oil           Gas
                     (Bbls)            (Mcf)         (Bbls)         (Mcf)
     1998            23,000           205,000       $ 13.65      $   1.73           $  6.23
     1997            31,000           160,000         19.68          1.98              8.29
     1996            37,000           148,000         18.67          1.60              6.62
===============  ===============  =============== ============= =============   ====================

DRILLING ACTIVITY: The Company participated in the drilling of one development well in fiscal 1998 ("FY98") and did not participate in the drilling of any wells during fiscal 1997 ("FY97") or fiscal 1996 ("FY96").

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Mr. Steven H. Cardin, 48, has been Chairman of the Board of Directors and the President and Chief Executive Officer of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 47, has been a Director since 1989 and a partner in the law firm of Kandel, Klitenic & Chernow for over five years. Mr. Stephen F. Fante, 43, has been a Director since 1989. Mr. Fante was Chairman of the Board of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, from 1979 until March 1992. Subsequently, he was Chairman of the Board and President of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Messrs. Chernow's, Cardin's, and Fante's terms as Directors continue until the 1999, 2000, and 2001 Annual Meetings of Shareholders, respectively, and until their successors are duly elected and qualified.

ITEM 10.    EXECUTIVE COMPENSATION.

Each Director who is not also an officer of the Company receives $500 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings. The Company has a stock option plan, but no options are outstanding under the plan or otherwise. In 1998, the Company's two non-executive Directors each purchased 155,544 shares of the Company's Common Stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,000. The notes are non-recourse, secured by the respective shares, bear interest at the Applicable Federal Rate, and are due on September 30, 2002. The principal amount of the notes can be paid with shares of the Company's Common Stock. The Company will reimburse the Directors for interest expense related to the notes and will indemnify them against additional tax due as a result of such reimbursement and indemnification.

Mr. Cardin has an Employment Agreement with the Company that was effective October 1, 1996, that has an initial term of five years, and that provides that Mr. Cardin is to receive a base salary of $150,000 per annum, escalating at no less than 5% per annum, and an annual bonus of no less than 10% of the Company's earnings before tax. Pursuant to the agreement, Mr. Cardin purchased from the Company 2,383,615 shares of the Company's Common Stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a note receivable from him of $306,000. The note is non-recourse, secured by the shares, bears interest at the Applicable Federal Rate, and is due at the end of the term of the Employment Agreement. The principal amount of the note can be paid with shares of the Company's Common Stock. The Company will reimburse Mr. Cardin for interest expense related to the note and will indemnify him against additional tax due as a result of such reimburse ment and indemnification.

The Employment Agreement also provides that, in the event the Company terminates Mr. Cardin's employment by reason of his permanent disability, the Company shall
(1) pay Mr. Cardin a total sum, payable in 24 equal monthly installments, equal to 50% of the base salary to which he would have been entitled had he performed his duties for the Company for a period of two years after his termination, less the amount of any disability insurance benefits he receives under policies maintained by the Company for his benefit, and (2) continue to provide Mr. Cardin with all fringe benefits provided to him at the time of his permanent disability for a period of two years following such permanent disability.

The Employment Agreement also provides that, in the event the Company terminates Mr. Cardin's employment in breach of the agreement, or in the event that Mr. Cardin terminates his employment because his circumstances of employment shall have changed subsequent to a change in control, then the Company shall pay Mr. Cardin a lump sum payment equal to the sum of
(1)
twice Mr. Cardin's base salary during the 12-month period immediately preceding the termination of his employment, (2) the greater of (a) twice any annual bonus paid to or accrued with respect to Mr. Cardin by the Company during the fiscal year immediately preceding the fiscal year in which his employment shall have been terminated or (b) three times his base salary during the 12-month period immediately preceding the termination of his employment, and (3) any other compensation owed to Mr. Cardin at the time of his termination. The agreement also provides that the Company will indemnify Mr. Cardin against any special tax that may be imposed on him as a result of any such termination payment made by the Company pursuant to the agreement.

Under the Employment Agreement, a change in control is deemed to occur (1) if there is a change of one-third of the Board of Directors under certain conditions, (2) if there is a sale of all or substantially all of the Company's assets, (3) upon certain merg ers or consolidations, (4) under certain circumstances if another person (or persons) acquires 20% or more of the outstanding voting shares of the Company, or (5) if any person except Mr. Cardin shall own or control half of such outstanding voting shares.

The following table sets forth the dollar value of compensation earned by the Company's CEO, its only executive officer, during the last three fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                               Annual Compensation
  Name and Principal Position       Year      Salary      Bonus        Other Annual Compensation (1)
                                                ($)        ($)                     ($)
================================  ========  =========== ==========  =================================
Steven H. Cardin, CEO               1998        158,000      1,000                             20,000
                                    1997        150,000     45,000                             30,000
                                    1996        133,000     11,000                             17,000
================================  ========  =========== ==========  =================================



     (1)Pursuant to his Employment Agreement (See above): Mr. Cardin paid $17,000, $18,000, and $20,000 in interest to the Company in 1996, 1997, and
1998, respectively; the Company reimbursed him for those payments; and, in 1997, the Company paid him $12,000 in tax indemnification related to the1995 and 1996 interest reimbursements he received from the Company.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning each person who, as of January 20, 1999, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and information regarding Common Stock of the Company beneficially owned, as of January 20, 1999, by all Directors and executive officers and by all Directors and executive officers as a group.


              Name and Address of Beneficial Owner                      Shares of Common Stock           Percent
                                                                          Beneficially Owned            of Class
================================================================  =================================== =============
Steven H. Cardin1 (Director and Executive Officer)
POB 1057
Breckenridge CO 80424-1057                                                                  6,297,018         40.0%
----------------------------------------------------------------  ----------------------------------- -------------
Jeffrey S. Chernow (Director)
POB 1057
Breckenridge CO 80424-1057                                                                    155,544          1.0%
----------------------------------------------------------------  ----------------------------------- -------------
Stephen F. Fante (Director)
POB 1057
Breckenridge CO 80424-1057                                                                    155,544          1.0%
----------------------------------------------------------------  ----------------------------------- -------------
David L. Goldman
100 Federal St
Boston MA 02110                                                                             1,212,500          7.7%
----------------------------------------------------------------  ----------------------------------- -------------

All Directors and Executive Officers as a Group (3 Persons)                                 6,608,106         42.0%
================================================================  =================================== =============


     (1)Includes 1,004,146 shares held by the Cardin Family Limited Partnership, of which a corporation controlled by Mr. Cardin is the managing general partner, and 5,292,872 shares held individually by Mr. Cardin.

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

ALTEX INDUSTRIES, INC.

By:    /s/ STEVEN H. CARDIN                                   January 25, 1999
      Steven H. Cardin, CEO                                         Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ STEVEN H. CARDIN                                   December 15, 1998
       Steven H. Cardin, Director, Principal Executive              Date
       Officer, Principal Financial Officer, and Principal
       Accounting Officer

By:    /s/ JEFFREY S. CHERNOW                                 December 15, 1998
       Director                                                     Date

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material re spects, the financial position of Altex Industries, Inc. and subsidiary as of September 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended Septem ber 30, 1998, in conformity with generally accepted accounting principles.



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

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                          COMMON STOCK      ADDITIONAL   COMMON    ACCUMULATED  TREASURY      NOTE        TOTAL
                                                              PAID-IN   STOCK TO     DEFICIT     STOCK     RECEIVABLE  STOCKHOLDERS'
                                                              CAPITAL   BE ISSUED                             FROM       EQUITY
                                       SHARES        AMOUNT                                                SHAREHOLDER
                                       ---------------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 1996         13,840,989  $138,000  14,169,000       --  (12,548,000)       --     (223,000)    1,536,000
Net earnings                                   --        --          --       --      401,000        --           --       401,000
Shares issued in exchange for note
  receivable (Note 3)                   1,376,249    14,000      69,000       --           --        --      (83,000)           --
Common stock to be issued, 733,665
    shares (Note 3)                            --        --          --   44,000           --        --           --        44,000
Acquisition of Treasury stock, 255,500
    shares at $0.07 per share                  --        --          --       --           --   (18,000)          --       (18,000)
Retirement of Treasury stock             (255,500)   (2,000)    (16,000)      --           --    18,000           --            --
BALANCES AT SEPTEMBER 30, 1997         14,961,738   150,000  14,222,000   44,000  (12,147,000)       --     (306,000)    1,963,000
Net earnings                                   --        --          --       --        6,000        --           --         6,000
Shares issued in exchange for note
  receivable (Note 3)                     311,088     3,000      50,000       --           --        --      (53,000)           --
Common stock issued, 733,665
    shares (Note 3)                       733,665     7,000      37,000  (44,000)          --        --           --            --
Acquisition of Treasury stock, 236,000
    shares at $0.12 per share                  --        --          --       --           --   (29,000)          --       (29,000)
Retirement of Treasury stock             (236,000)   (2,000)    (27,000)      --           --    29,000           --            --
BALANCES AT SEPTEMBER 30, 1998         15,770,491  $158,000  14,282,000       --  (12,141,000)       --     (359,000)    1,940,000


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                           1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                                    $        6,000        401,000
    Adjustments to reconcile net earnings to net cash
        provided by operating activities
        Gain on sale of assets                                                                             (18,000)      (304,000)
        Depreciation, depletion, and amortization                                                           71,000         57,000
        Compensation payable in common stock                                                                    --         44,000
        Decrease in accounts receivable                                                                     25,000         25,000
        Decrease (increase) in other receivables                                                            (1,000)         5,000
        Decrease (increase) in other current assets                                                          2,000         (2,000)
        Increase in other assets                                                                                --        (34,000)
        Decrease in accounts payable                                                                       (10,000)       (14,000)
        Decrease in accrued production costs                                                                (7,000)        (8,000)
        Increase (decrease) in accrued restoration, reclamation, and  dismantlement                         20,000        (70,000)
        Decrease in other accrued expenses                                                                  (8,000)        (1,000)
                Net cash provided by operating activities                                                   80,000         99,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                                                            21,000        359,000
    Oil and gas property acquisition expenditures                                                           (4,000)            --
    Oil and gas property development expenditures                                                           (9,000)        (5,000)
    Other capital expenditures                                                                                  --        (14,000)
                Net cash provided by investing activities                                                    8,000        340,000

CASH FLOWS USED IN FINANCING ACTIVITIES
    Acquisition of treasury stock                                                                          (29,000)       (18,000)
                                                                                                      ------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                   59,000        421,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                           1,675,000      1,254,000
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                           $     1,734,000      1,675,000


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINICPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Altex Industries, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

CASH EQUIVALENTSs: For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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


DEFERRED TAX ASSETS
   Net operating loss carryforward                                                                       $        2,275,000
   Depletion carryforward                                                                                           275,000
   Investment tax credit carryforward                                                                                28,000
   Accrued reclamation, restoration, and dismantlement                                                                7,000
   Tax basis of assets written off for financial statement purposes                                                 688,000
TOTAL GROSS DEFERRED TAX ASSETS                                                                                   3,273,000
   Less valuation allowance                                                                                      (3,269,000)
NET DEFERRED TAX ASSETS                                                                                               4,000
DEFERRED TAX LIABILITIES
   Depletion, depreciation, amortization, and valuation allowance for income tax purposes in excess of
        amounts for financial statement purposes                                                                     (4,000)
NET DEFERRED TAX LIABILITY                                                                               $               --
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

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                                                                 1998               1997
TAX EXPENSE AT 34% OF NET EARNINGS                                                     $          2,000            136,000
CHANGE IN VALUATION ALLOWANCE FOR NET DEFERRED TAX ASSETS                                      (378,000)          (497,000)
EXPIRATION OF TAX CARRYFORWARDS                                                                 386,000            394,000
OTHER                                                                                           (10,000)           (33,000)
                                                                                            ------------      -------------
INCOME TAX EXPENSE                                                                     $             --                 --
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