Form 10QSB
period 1999-03-31
ALTEX INDUSTRIES INC
filed 1999-05-05
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended March 31, 1999

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

                                    Yes X No

   Number of shares outstanding of issuer's Common Stock as of April 30, 1999:
                                   15,735,491

                 Transitional Small Business Disclosure Format:
                                    Yes No X

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                   $            1,644,000
    Accounts receivable                                                                                         67,000
    Other receivables                                                                                           12,000
    Other                                                                                                        2,000
            Total current assets                                                                             1,725,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                                                2,139,000
    Other                                                                                                       71,000
                                                                                                             2,210,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                         (2,103,000)
            Net property and equipment                                                                         107,000

OTHER ASSETS                                                                                                    34,000

                                                                                                $            1,866,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                            $               12,000
    Accrued production costs                                                                                    35,000
    Accrued reclamation, restoration, and dismantlement                                                          4,000
    Other accrued expenses                                                                                      27,000
            Total current liabilities                                                                           78,000
                                                                                                       ---------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                        -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,770,491 shares                       158,000
    Additional paid-in capital                                                                              14,282,000
    Treasury stock, at cost, 35,000 shares at March 31, 1999                                                    (3,000)
    Accumulated deficit                                                                                    (12,290,000)
    Note receivable from stockholder                                                                          (359,000)
                                                                                                             1,788,000
                                                                                                $            1,866,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             MARCH 31                     MARCH 31
                                                                         1999         1998            1999         1998
REVENUE
    Oil and gas sales                                            $         107,000     191,000          194,000     383,000
    Interest income                                                         23,000      27,000           49,000      54,000
    Other income                                                             1,000       2,000            3,000       7,000
                                                                           131,000     220,000          246,000     444,000
COSTS AND EXPENSES
    Lease operating                                                         67,000      61,000          133,000     120,000
    Production taxes                                                        12,000      22,000           24,000      44,000
    General and administrative                                              93,000      97,000          188,000     193,000
    Reclamation, restoration, and dismantlement                                 --          --            1,000          --
    Depreciation, depletion, amortization, and valuation allowance           4,000       8,000           49,000      15,000
                                                                           176,000     188,000          395,000     372,000
NET EARNINGS (LOSS)                                              $         (45,000)     32,000         (149,000)     72,000
EARNINGS (LOSS) PER SHARE                                        $               *           *            (0.01)          *
WEIGHTED AVERAGE SHARES OUTSTANDING                                     15,735,491  15,633,403       15,738,376  15,503,823


*Less than $.01 per share

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              MARCH 31
                                                                                          1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                           $       (149,000)      72,000
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Depreciation, depletion, amortization, and valuation allowance                      49,000       15,000
      Decrease in accounts receivable                                                     24,000        3,000
      Increase in other receivables                                                        7,000           --
      Decrease in other current assets                                                        --        2,000
      Decrease in accounts payable                                                        (2,000)      (9,000)
      Increase (decrease) in accrued production costs                                      8,000       (7,000)
      Decrease in accrued reclamation, restoration, and dismantlement                    (16,000)          --
      Increase (decrease) in other accrued expenses                                       (6,000)       3,000
        Net cash provided by (used in) operating activities                              (85,000)      79,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for oil and gas property acquisitions                                        --       (4,000)
    Expenditures for oil and gas property development                                     (2,000)          --
        Net cash used in investing activities                                             (2,000)      (4,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury stock                                                         (3,000)      (4,000)
        Net cash used in financing activities                                             (3,000)      (4,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (90,000)      71,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,734,000    1,675,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,644,000    1,746,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three and six months ended March 31, 1998, to conform with the classifications used in the financial statements for three and six months ended March 31, 1999. The results of operations for the periods ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1998 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

--------------------------------------------------------------------------------


                 "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10-QSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market prices of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company's ability to find, acquire, and develop new properties and its ability to produce and market its oil and gas reserves; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein and in the Company's filings with the Securities and Exchange Commission. Information included in this document includes forward-looking statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. The statements and disclaimers in this Quarterly
Report on Form 10-QSB constitute cautionary statements identifying important factors, including risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash and cash equivalents decreased during the six months ended March 31, 1999, principally because of net cash used in operating activities. Accounts receivable decreased because of reduced sales. Other receivables decreased because, during the three months ended March 31, 1999 ("Q2FY99"), the Company collected refundable production taxes receivable.

The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. During the three months ended December 31, 1998 ("Q1FY99"), the Company expended $16,000 of $20,000 it has accrued for reclamation, restoration, and dismantlement expense ("RR&D") related to the Field. The Company has removed all equipment from, recontoured, and reseeded virtually all disturbed areas in the Field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the State of Wyoming and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the Field, although this cannot be assured. The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Unless the Company's production of oil and gas increases as the result of future acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, or realized prices per barrel of oil equivalent ("BOE") increase, the Company is likely to continue to experience negative cash flow from operations. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria. With the exception of
(1) depressed oil, natural gas, and natural gas liquids prices, (2) the Company's intention to acquire producing oil and gas properties, and (3) cash flows that may result from such acquisitions, the Company knows of no trends, events, or uncertainties that have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At April 30, 1999, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales decreased from $191,000 for the three months ended March 31, 1998 ("Q2FY98"), to $107,000 for Q2FY99 because of the combined effects of a 18% decrease in BOE sold and a 34% decrease in average realized price per BOE. Sales decreased from $383,000 for the six months ended March 31, 1998, to $194,000 for the six months ended March 31, 1999, because of the combined effects of a 12% decrease in BOE sold and a 43% decrease in average realized price per BOE. Lease operating expense increased from $61,000 for Q2FY98 to $67,000 for Q2FY99 and from $120,000 for the six months ended March 31, 1998, to $133,000 for the six months ended March 31, 1999, because of increased repair and maintenance expense. Production taxes decreased for the three and six months ended March 31, 1999, as compared to the three and six months ended March 31, 1998, because of decreased sales. Included in depreciation, depletion, amortization, and valuation allowance ("DDA&V") at March 31, 1999, is $9,000 in depreciation and depletion expense and a valuation allowance of $40,000. Net earnings decreased from earnings of $32,000 for Q2FY98 to a loss of $45,000 for Q2FY99 and from earnings of $72,000 for the six months ended March 31, 1998, to a loss of $149,000 for the six months ended March 31, 1999, because of reduced sales and the recognition of the valuation allowance at December 31, 1998.

                                    LIQUIDITY

Operating Activities. Cash provided by (used in) operating activities declined from positive $79,000 for the six months ended March 31, 1998, to negative $85,000 for the six months ended March 31, 1999, because of reduced earnings.

Investing Activities. During the six months ended March 31, 1998, the Company expended $4,000 for oil and gas property acquisitions, and during the six months ended March 31, 1999, the Company expended $2,000 for oil and gas property development.

Financing Activities. The Company expended $4,000 and $3,000 to repurchase 62,000 and 35,000 of its shares during the six months ended March 31, 1998 and 1999, respectively.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its production by investing in the drilling of new wells, in successful workovers, or in the acquisition of
interests  in  producing   oil  or  gas   properties.   With  the  exception  of
unanticipated changes in the prices of oil, natural gas, and natural gas liquids, unanticipated variations in production levels, unanticipated RR&D, and unanticipated environmental expense, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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

Back-Office Facilities. The Company's back-office operations depend upon the following hardware: three Intel-chip-based microcomputers and associated peripheral devices, one AT&T Partner Plus telephone system, one Hewlett Packard inkjet fax machine, and one Pitney Bowes postage meter. The Company has tested the telephone system, fax machine, and postage meter and is confident that they are Y2K ready. All three computers are Y2K ready. The Company does not believe that any of its peripheral devices are subject to Y2K issues. All of the Company's software is off-the-shelf software provided by world-class vendors. The Company believes that all software critical to its back-office functions is currently Y2K ready.

Third Parties. The Company is inquiring of relevant third parties regarding their state of readiness. Virtually all of the Company's revenue consists of oil and gas sales and interest income. All cash flow from oil and gas sales results from remittances to the Company from operators or purchasers of oil and gas production in which the Company has an interest. Should any operator or purchaser of production in which the Company has an interest suffer system failures due to Y2K problems, either in their production or back-office systems, revenue flowing to the Company could be interrupted. Similarly, should any financial institution in which the Company deposits its cash suffer system failures due to Y2K problems, the Company's cash flow from interest income could be interrupted, and the Company's access to its cash could be delayed. Because the Company is not significant to any third party, the Company does not have leverage in dealing with potential problems.

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

                             ALTEX INDUSTRIES, INC.

Date:   May 5, 1999                                  By:   /s/ STEVEN H. CARDIN
                                                               Steven H. Cardin
                                                    Chief Executive Officer and
                                                    Principal Financial Officer

                                  Exhibit Index

27   Financial Data Schedule - Submitted only in electronic format, pursuant to
                         Item 601(c) of Regulation S-B