Form 10QSB
period 1999-06-30
ALTEX INDUSTRIES INC
filed 1999-08-11
CIK 775057

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended June 30, 1999

         Transition report under Section 13 or 15(d) of the Exchange Act

                       For the transition period from to .

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                              84-0989164
-------------------------------                          ----------------------
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

                                    Yes X No

   Number of shares outstanding of issuer's Common Stock as of August 4, 1999:
                                   15,735,491

                 Transitional Small Business Disclosure Format:

                                    Yes No X

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                   $            1,634,000
    Accounts receivable                                                                                         50,000
    Other receivables                                                                                           12,000
    Other                                                                                                        2,000
            Total current assets                                                                             1,698,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                                                2,139,000
    Other                                                                                                       71,000
                                                                                                             2,210,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                         (2,108,000)
            Net property and equipment                                                                         102,000

OTHER ASSETS                                                                                                    34,000

                                                                                                $            1,834,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                            $                6,000
    Accrued production costs                                                                                    34,000
    Accrued reclamation, restoration, and dismantlement                                                          4,000
    Other accrued expenses                                                                                      34,000
            Total current liabilities                                                                           78,000
                                                                                                       ---------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                        -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,770,491 shares                       158,000
    Additional paid-in capital                                                                              14,282,000
    Treasury stock, at cost, 35,000 shares at June 30, 1999                                                     (3,000)
    Accumulated deficit                                                                                    (12,322,000)
    Note receivable from stockholder                                                                          (359,000)
                                                                                                             1,756,000
                                                                                                $            1,834,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             JUNE 30                      JUNE 30
                                                                         1999         1998            1999         1998
REVENUE
    Oil and gas sales                                            $          94,000     142,000          288,000     525,000
    Interest income                                                         23,000      28,000           72,000      82,000
    Other income                                                             1,000      (2,000)           4,000       5,000
                                                                           118,000     168,000          364,000     612,000
COSTS AND EXPENSES
    Lease operating                                                         51,000      74,000          184,000     194,000
    Production taxes                                                         9,000      16,000           33,000      60,000
    General and administrative                                              85,000      85,000          273,000     278,000
    Reclamation, restoration, and dismantlement                                 --          --            1,000          --
    Depreciation, depletion, amortization, and valuation allowance           5,000       7,000           54,000      22,000
                                                                           150,000     182,000          545,000     554,000
NET EARNINGS (LOSS)                                              $         (32,000)    (14,000)        (181,000)     58,000
EARNINGS (LOSS) PER SHARE                                        $               *           *           (0.01)           *
WEIGHTED AVERAGE SHARES OUTSTANDING                                     15,735,491  15,572,364       15,737,414  15,526,670


*Less than $.01 per share


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                            JUNE 30
                                                                                       1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                           $       (181,000)      58,000
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Depreciation, depletion, amortization, and valuation allowance                      54,000       22,000
      Decrease in accounts receivable                                                     41,000       22,000
      Decrease (increase) in other receivables                                             7,000       (2,000)
      Decrease in other current assets                                                        --        2,000
      Decrease in accounts payable                                                        (8,000)     (16,000)
      Increase (decrease) in accrued production costs                                      7,000      (13,000)
      Decrease in accrued reclamation, restoration, and dismantlement                    (16,000)          --
      Increase in other accrued expenses                                                   1,000        6,000
        Net cash provided by (used in) operating activities                              (95,000)      79,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                                              --        1,000
    Expenditures for oil and gas property acquisitions                                        --       (4,000)
    Expenditures for oil and gas property development                                     (2,000)      (7,000)
        Net cash used in investing activities                                             (2,000)     (10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury stock                                                         (3,000)     (11,000)
        Net cash used in financing activities                                             (3,000)     (11,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (100,000)      58,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,734,000    1,675,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,634,000    1,733,000



     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three and nine months ended June 30, 1998, to conform with the classifications used in the financial statements for three and nine months ended June 30, 1999. The results of operations for the periods ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1998 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash and cash equivalents decreased from $1,734,000 to $1,634,000 during the nine months ended June 30, 1999, principally because of net cash used in operating activities. Accounts receivable decreased from $91,000 at September 30, 1998, to $50,000 at June 30, 1999, because of decreased sales. Other receivables decreased from $19,000 at September 30, 1998, to $12,000 at June 30, 1999, because, during the three months ended March 31, 1999 ("Q2FY99"), the Company collected refundable production taxes receivable.

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

Unless the Company's production of oil and gas increases as the result of future acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to continue to experience negative cash flow from operations. Although the Company continually evaluates possible acquisitions of producing oil and gas properties, the market for such properties has become highly competitive, with properties trading at prices well above those implied by the Company's acquisition criteria. With the exception the Company's intention to acquire producing oil and gas properties, and cash flows that may result from such acquisitions, the Company knows of no trends, events, or uncertainties that have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At June 30, 1999, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales decreased from $142,000 for the three months ended June 30, 1998 ("Q3FY98"), to $94,000 for the three months ended June 30, 1999 ("Q3FY99"), because a 41% decrease in barrels of oil equivalent ("BOE") sold was only partially offset by a 12% increase in average realized price per BOE. Sales decreased from $525,000 for the nine months ended June 30, 1998, to $288,000 for the nine months ended June 30, 1999, because a 23% decline in BOE sold was exacerbated by a 29% decline in average realized price per BOE. Interest income decreased from $28,000 for Q3FY98 to $23,000 for Q3FY99 and from $82,000 for the nine months ended June 30, 1998, to $72,000 for the nine months ended June 30, 1999, because of lower cash balances and lower realized interest rates. Lease operating expense decreased from $74,000 for Q3FY98 to $51,000 for Q3FY99 and from $194,000 for the nine months ended June 30, 1998, to $184,000 for the nine months ended June 30, 1999, because of decreased repair and maintenance expense. Production taxes decreased from $16,000 for Q3FY98 to $9,000 for Q3FY99 and from $60,000 for the nine months ended June 30, 1998, to $33,000 for the nine months ended June 30, 1999, because of decreased sales. Included in depreciation, depletion, amortization, and valuation allowance ("DDA&V") for the nine months ended June 30, 1999, is $14,000 in depreciation and depletion expense and a valuation allowance of $40,000. Net earnings decreased from a loss of $14,000 for Q3FY98 to a loss of $32,000 for Q2FY99 and from earnings of $58,000 for the nine months ended June 30, 1998, to a loss of $181,000 for the nine months ended June 30, 1999, because of reduced sales and the recognition of the valuation allowance at December 31, 1998.

                                    LIQUIDITY

Operating Activities. Cash provided by (used in) operating activities declined from positive $79,000 for the nine months ended June 30, 1998, to negative $95,000 for the nine months ended June 30, 1999, because of reduced earnings.

Investing Activities. During the nine months ended June 30, 1998, the Company realized proceeds of $1,000 from the sale of assets and expended $4,000 for oil and gas property acquisitions and $7,000 for oil and gas property development. During the nine months ended June 30, 1999, the Company expended $2,000 for oil and gas property development.

Financing Activities. The Company expended $11,000 and $3,000 to repurchase 141,000 and 35,000 of its shares during the nine months ended June 30, 1998 and 1999, respectively.

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

                             ALTEX INDUSTRIES, INC.

Date:   August 11, 1999                              By:   /s/ STEVEN H. CARDIN
-----------------------                              --------------------------
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