Form 10KSB
period 1999-09-30
ALTEX INDUSTRIES INC
filed 1999-12-20
CIK 775057

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
               1934 For the fiscal year ended September 30, 1999

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                             84-0989164
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

POB 1057 Breckenridge, CO                                            80424-1057
(Address of Principal Executive Offices)                             (Zip Code)

         Issuer's Telephone Number, Including Area Code: (970) 453-6641

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

           Issuer's revenue for its most recent fiscal year: $554,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 9, 1999: $729,000

  Number of shares outstanding of issuer's Common Stock as of November 9, 1999:
                                   15,717,491

             Transitional Small Business Disclosure Format: Yes No X

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part III: Proxy statement to be filed in connection with the Registrant's 2000
                         Annual Meeting of Shareholders

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

Through the operators of the properties in which it has an interest, the Company sells produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases the Company's production were taken out of service, the Company could be forced to halt production that is purchased by such refinery, pipeline, or plant. Approximately 64% of the Company's oil and gas sales result from production from one field for which there is only one available gas pipeline system (See Note 4 of Notes to Consolidated Financial Statements below.). If this pipeline system were taken out of service, production of both oil and gas from that field would be halted.

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


ITEM 2.    DESCRIPTION OF PROPERTY.

WELLS AND ACREAGE: At November 9, 1999, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At November 9, 1999, the Company owned working interests in 78 gross (15.8 net) productive oil wells (certain of which produce associated natural gas), no wells producing only natural gas, and 30,000 gross (6,400 net) developed acres. Substantially all of the Company's production is located in Colorado, Utah, and Wyoming. One well accounts for approximately 16% of the Company's oil and gas sales and for approximately 51% of the Company's estimated proved oil reserves. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional informa tion, see Note 7 of Notes to Consolidated Financial Statements below.

                                   PRODUCTION

                                                                                   Average Production
                          Net Production                 Average Price            Cost Per Equivalent
                                                                                     Barrel ("BOE")
  Fiscal Year          Oil              Gas            Oil           Gas
                     (Bbls)            (Mcf)         (Bbls)         (Mcf)
     1999            17,000           121,000     $   15.94          1.51                 7.59
     1998            23,000           205,000         13.65          1.73                 6.23
     1997            31,000           160,000         19.68          1.98                 8.29
===============  ===============  =============== ============= ============= ============================

DRILLING ACTIVITY: The Company participated in the drilling of one development well in fiscal 1998 ("FY98") and did not participate in the drilling of any wells during fiscal 1999 ("FY99") or fiscal 1997 ("FY97").

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


                         FY99                        FY98
              --------------------------- ---------------------------
   Quarter      High Bid       Low Bid      High Bid       Low Bid
------------- -------------  ------------ -------------  ------------
1                 $0.08         $0.04         $0.11         $0.06
2                  0.07          0.04          0.11          0.10
3                  0.07          0.05          0.33          0.10
4                  0.09          0.05          0.34          0.11


At November 9, 1999, there were 4,700 holders of record of the Company's Common Stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               FINANCIAL CONDITION

Cash balances declined principally because of net cash used in operating activities. Accounts receivable declined because sales in the fourth quarter of FY99 were lower than sales in the fourth quarter of FY98. During FY98 the Company sold its interests in two proved oil and gas properties for cash proceeds of $21,000 and expended $13,000 on oil and gas property acquisitions and development. During FY99 the Company expended $2,000 on oil and gas property development. The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company recognized $20,000 in RR&D expense related to the field in 1998 and expended $16,000 on RR&D activities in the field in FY99. The Company has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restora tion activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Manage ment are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured. During FY99 the Company acquired 53,000 shares of its common stock for $4,000 and subsequently retired those shares. During FY98 the Company acquired 236,000 shares of its common stock for $29,000 and subsequently retired those shares. During FY98 the Company issued 733,665 shares of its common stock to its president in lieu of cash as payment of his bonus for FY97. Also during FY98 the Company issued 155,544 shares of its common stock to each of its two non-executive directors in exchange for notes receivable from each in the amount of $26,500.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

At November 9, 1999, nominal world oil prices were unusually high. At such oil price levels, all other things being equal, cash flow from operations is likely to be higher than it would have been at lower price levels. However, unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activi ties, or successful recompletions, the Company is likely to experience negative cash flow from operations in the near future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the current high level of oil prices, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At
November 9, 1999, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Oil sales decreased 14% from $314,000 in FY98 to $271,000 in FY99, and gas sales decreased 48% from $354,000 in FY98 to $183,000 in FY99. Oil sales decreased because a 26% decrease in oil sold was partially offset by a 17% increase in realized oil prices. Gas sales decreased because a 41% decrease in gas sold was combined with a 13% decrease in realized gas prices. Included in interest income in FY98 and FY99, respectively, are $21,000 and $17,000 relating to notes receivable from shareholders. Excluding these amounts, interest income decreased from $89,000 in FY98 to $79,000 in FY99 because of lower invested cash balances and lower realized interest rates. Other income, which consists of various miscellaneous items, de creased from $12,000 in FY98 to $4,000 in FY99.

Included in lease operating expense ("LOE") in FY98 and FY99, respectively, are $28,000 and $13,000 in repairs and mainte nance expense related to one well. Excluding these amounts, LOE declined from $252,000 in FY98 to $217,000 in FY99 because of reduced repairs and maintenance expense. Production taxes declined from $76,000 in FY98 to $52,000 in FY99 because of reduced sales. In FY98 depreciation, depletion, and amortization expense ("DD&A") consisted of $40,000 in depletion expense, $25,000 in impairment expense, and $6,000 in depreciation expense. In FY99 DD&A consisted of $17,000 in depletion expense, $43,000 in impairment expense, and $5,000 in depreciation expense. Net earnings decreased from $6,000 in FY98 to a net loss of $149,000 in FY99 because of reduced oil and gas sales.

                                    LIQUIDITY

OPERATING ACTIVITIES. During FY99 $68,000 cash was used in operations as compared to FY98 when operations provided $80,000 in cash. Cash provided by operations decreased principally due to the decline in oil and gas operations.

INVESTING ACTIVITIES. In FY99, when expenditures on oil and gas property development totaled $2,000, $2,000 cash was used in investing activities. In FY98, when the Company received $21,000 in proceeds from the sale of assets and expended $13,000 on oil and gas property acquisitions and development, investing activities provided $8,000 in cash.

FINANCING ACTIVITIES. The Company expended $4,000 in FY99 and $29,000 in FY98 to acquire treasury stock. Such expendi tures constituted all cash involved in financing activities.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of produc tion expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At November 9, 1999, nominal world oil prices were unusually high, and both the Company and the oil futures markets expect price levels to decline. Unless prices remain at the current high levels, the Company is unlikely to experience material positive earnings unless it dramatically increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unantic ipated environmental expense, and current high oil price levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.

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

Back-Office Facilities. The Company's back-office operations depend upon the following hardware: three Intel-chip-based microcomputers and associated peripheral devices, one AT&T Partner Plus telephone system, one Hewlett Packard inkjet fax machine, and one Pitney Bowes postage meter. The Company has tested the microcomputers, the telephone system, fax machine, and postage meter and is confident that they are Y2K ready. The Company does not believe that any of its peripheral devices are subject to Y2K issues. All of the Company's software is off-the-shelf software provided by world-class vendors. The Company believes that all software critical to its back-office functions is currently Y2K ready.

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

                                 Page 5 of 15.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY99.

ITEM 10.    EXECUTIVE COMPENSATION.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY99.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY99.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY99.

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

(b) REPORTS ON FORM 8-K. On September 23, 1999, the Company filed a report on Form 8-K reporting a change in the Company's certifying accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.

By:    /s/ STEVEN H. CARDIN                                    December 15, 1999
       ---------------------                                   -----------------
       Steven H. Cardin, CEO                                   Date


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ STEVEN H. CARDIN                                    December 15, 1999
       --------------------------------                        -----------------
       Steven H. Cardin, Director,                             Date
       Principal Executive Officer,
       Principal Financial Officer, and
       Principal Accounting Officer

By:    /s/ JEFFREY S. CHERNOW                                  December 15, 1999
       ----------------------                                  -----------------
       Director                                                Date

                          INDEPENDENT AUDITORS' REPORT



THE STOCKHOLDERS AND BOARD OF DIRECTORS
ALTEX INDUSTRIES, INC.:


We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 1999, and the consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Com pany's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards re quire that we plan and perform the audit to obtain reasonable assurance about whether the financial state ments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material re spects, the financial position of Altex Industries, Inc. and subsidiary as of September 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                Higgins, Meritt & Burdick, P.C.


Denver, Colorado
November 2, 1999

                          INDEPENDENT AUDITORS' REPORT



THE STOCKHOLDERS AND BOARD OF DIRECTORS
ALTEX INDUSTRIES, INC.:


We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Altex Industries, Inc. and subsidiary for the year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opin ion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards re quire that we plan and perform the audit to obtain reasonable assurance about whether the financial state ments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material re spects, the results of operations and cash flows of Altex Industries, Inc. and subsidiary as of September 30, 1998, in conformity with generally accepted accounting principles.



                                                                       KPMG LLP


Denver, Colorado
November 3, 1998

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999



                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                                  $        1,660,000
    Accounts receivable                                                                                                    71,000
    Other receivables                                                                                                      13,000
    Other                                                                                                                   2,000
            Total current assets                                                                                        1,746,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method) (Notes 6 and 7)                                           2,139,000
    Other                                                                                                                  71,000
                                                                                                                        2,210,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                                    (2,119,000)
            Net property and equipment                                                                                     91,000

OTHER ASSETS                                                                                                               33,000

                                                                                                               $        1,870,000


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                                           $           16,000
    Accrued production costs                                                                                               28,000
    Accrued reclamation, restoration, and dismantlement                                                                     4,000
    Other accrued expenses                                                                                                 35,000
            Total current liabilities                                                                                      83,000

STOCKHOLDERS' EQUITY (Note 3)
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                                  --
    Common stock, $.01 par value. Authorized 50,000,000 shares, 15,717,491 shares issued and outstanding                  157,000
    Additional paid-in capital                                                                                         14,279,000
    Accumulated deficit                                                                                               (12,290,000)
    Notes receivable from stockholders                                                                                   (359,000)
                                                                                                                        1,787,000
COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)
                                                                                                               $        1,870,000



          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                                              1999         1998
REVENUE
    Oil and gas sales                                                                                  $     454,000      668,000
    Interest (Note 3)                                                                                         96,000      110,000
    Gain on sale of assets                                                                                        --       18,000
    Other income                                                                                               4,000       12,000
                                                                                                             554,000      808,000
COSTS AND EXPENSES
    Lease operating                                                                                          230,000      280,000
    Production taxes                                                                                          52,000       76,000
    General and administrative (Note 3)                                                                      355,000      355,000
    Reclamation, restoration, and dismantlement (Note 6)                                                       1,000       20,000
    Depreciation, depletion, and amortization                                                                 65,000       71,000
                                                                                                             703,000      802,000
NET EARNINGS (LOSS)                                                                                    $    (149,000)       6,000
EARNINGS (LOSS) PER SHARE OF COMMON STOCK                                                                      (0.01)           *
WEIGHTED AVERAGE SHARES OUTSTANDING                                                                       15,733,181   15,597,688

------------------------------------
* Less than $0.01 per share


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLODATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                           COMMON STOCK      ADDITIONAL   COMMON  ACCUMULATED  TREASURY      NOTE          TOTAL
                                         SHARES     AMOUNT     PAID-IN     STOCK     DEFICIT     STOCK    RECEIVABLE   STOCKHOLDERS'
                                                               CAPITAL     TO BE                             FROM         EQUITY
                                                                          ISSUED                         SHAREHOLDER
                                  --------------------------------------------------------------------------------------------------

Balances at September 30, 1997         14,961,738  $150,000  14,222,000   44,000  (12,147,000)      --   (306,000)   1,963,000
Net earnings                                   --        --          --       --        6,000       --         --        6,000
Shares issued in exchange
    for note receivable (Note 3)          311,088     3,000      50,000       --           --       --    (53,000)          --
Common stock issued,
    733,665 shares (Note 3)               733,665     7,000      37,000  (44,000)          --       --         --           --
Acquisition of Treasury stock,
    236,000 shares at $0.12 per share          --        --          --       --           --  (29,000)        --      (29,000)
Retirement of Treasury stock             (236,000)   (2,000)    (27,000)      --           --   29,000         --           --
Balances at September 30, 1998         15,770,491   158,000  14,282,000       --  (12,141,000)      --   (359,000)   1,940,000
Net loss                                       --        --          --       --     (149,000)      --         --     (149,000)
Acquisition of Treasury stock,
    53,000 shares at $0.8 per share            --        --          --       --           --   (4,000)        --       (4,000)
Retirement of Treasury stock              (53,000)   (1,000)     (3,000)      --           --    4,000         --           --
Balances at September 30, 1999         15,717,491  $157,000  14,279,000       --  (12,290,000)      --   (359,000)   1,787,000


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                                           1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                                                             $        (149,000)       6,000
    Adjustments to reconcile net earnings to net cash
        provided by operating activities
        Gain on sale of assets                                                                                     --      (18,000)
        Depreciation, depletion, and amortization                                                              65,000       71,000
        Decrease in accounts receivable                                                                        20,000       25,000
        Decrease (increase) in other receivables                                                                6,000       (1,000)
        Decrease in other current assets                                                                           --        2,000
        Decrease in other assets                                                                                1,000           --
        Increase (decrease) in accounts payable                                                                 2,000      (10,000)
        Increase (decrease) in accrued production costs                                                         1,000       (7,000)
        Increase (decrease) in accrued restoration, reclamation, and  dismantlement                           (16,000)      20,000
        Increase (decrease) in other accrued expenses                                                           2,000       (8,000)
                Net cash provided by (used in) operating activities                                           (68,000)      80,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                                                                                   --       21,000
    Oil and gas property acquisition expenditures                                                                  --       (4,000)
    Oil and gas property development expenditures                                                              (2,000)      (9,000)
    Other capital expenditures                                                                                     --           --
                Net cash provided by (used in) investing activities                                            (2,000)       8,000

CASH FLOWS USED IN FINANCING ACTIVITIES
    Acquisition of treasury stock                                                                              (4,000)     (29,000)
                                                                                                      ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          (74,000)      59,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                              1,734,000    1,675,000
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                           $        1,660,000    1,734,000


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

NATURE OF OPERATIONS: Altex Industries, Inc. and its wholly owned subsidiary, jointly referred to as "the Company," own interests, including working interests, in productive oil and gas properties located in Colorado, Utah, and Wyoming.

YEAR 2000 CONSIDERATIONS: The Year 2000 ("Y2K") problem arose because many existing computer programs use only the last two digits to refer to a year and, therefore, cannot distinguish between a year that begins with "20" and a year that begins with "19." If not corrected, many computer applications could fail or create erroneous results when references to the Year 2000 become necessary. The Company has completed an assessment of its state of readiness and, although it believes that the Company's systems are Y2K compli ant, there can be no guarantee that significant third parties will timely render their systems Y2K compliant. Management is not able to determine the impact on the Company, if any, if significant third parties fail to provide for Y2K-compliant systems.

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

PROPERTY AND EQUIPMENT: The Company follows the successful efforts method of accounting for oil and gas operations, under which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units-of-product ion method based on estimated quantities of proved reserves and estimated RR&D. Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, or valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Actual RR&D expense in excess of estimated RR&D expense is charged to operations.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses long-lived assets for impairment when circumstances indicate that the carrying value of such assets may not be recoverable. This review compares the asset's carrying value with management's best estimate of the asset's expected future undiscounted cash flows without interest costs. If the expected future cash flows exceed the carrying value, no impairment is recognized. If the carrying value exceeds the expected future cash flows, an impairment equal to the excess of the carrying value over the estimated fair value of the asset is recognized. No such impairment may be restored in the future. The Company's proved oil and gas properties are assessed for impairment on an individual field basis. The Company recognized impair ments of $43,000 and $25,000 for the years ended September 30, 1999 and 1998, respectively.

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

NOTE 2 - INCOME TAXES. At September 30, 1999, the Company had net operating loss, depletion, and investment tax credit carryfor wards for income tax purposes of $4,479,000, $790,000, and $11,000, respectively. If not utilized, the net operating losses will expire during the period from 2000 through 2014, and the investment tax credit carryforwards will expire during the period from 2000 to 2001. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 1999, computed in accordance with SFAS No. 109, is as follows:

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

DEFERRED TAX ASSETS
   Net operating loss carryforward                                                                       $               1,568,000
   Depletion carryforward                                                                                                  276,000
   Investment tax credit carryforward                                                                                       11,000
   Accrued reclamation, restoration, and dismantlement                                                                       1,000
   Tax basis of assets written off for financial statement purposes                                                        688,000
   Depletion, depreciation, amortization, and valuation allowance for financial statement purposes in
       excess of amounts for income tax purposes                                                                            13,000
TOTAL GROSS DEFERRED TAX ASSETS                                                                                          2,557,000
   Less valuation allowance                                                                                             (2,557,000)
NET DEFERRED TAX ASSET                                                                                   $                      --
                                                                                                            =======================

Based on the uncertainty of future realization, a valuation allowance equal to the net deferred tax asset has been provided. Accordingly, no tax benefit has been recorded.

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                                                                      1999               1998
TAX (BENEFIT) EXPENSE AT 34% OF NET EARNINGS (LOSS)                                        $         (51,000)              2,000
CHANGE IN VALUATION ALLOWANCE FOR NET DEFERRED TAX ASSETS                                           (712,000)           (378,000)
EXPIRATION OF TAX CARRYFORWARDS                                                                      745,000             386,000
OTHER                                                                                                 18,000             (10,000)
                                                                                                -------------     ---------------
INCOME TAX EXPENSE                                                                         $              --                  --
                                                                                                =============     ===============

NOTE 3 - RELATED PARTY TRANSACTIONS. Pursuant to an employment agreement with the Company, the Company's president has pur chased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. In 1998 the Company's two non-executive directors each pur chased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receiv able from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on September 30, 2002, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $17,000 and $21,000 of both interest income and general and administrative expense related to the notes in 1999 and 1998, respectively. The president's employment agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. The Company paid the president a cash bonus of $1,000 for FY98.

NOTE 4 - MAJOR CUSTOMERS. In 1999 and 1998 the Company had, respectively, two and three customers who individually accounted for 10% or more of the Company's revenue and who, in aggregate, accounted for 80% and 89% of revenue in 1999 and 1998, respectively. In 1999 the two customers individually accounted for 64% and 16% of revenue; and in 1998 the three customers individually ac counted for 62%, 14%, and 13% of revenue.

NOTE 5 - LEASES. The Company rents office space under a noncancellable operating lease that expires in April 2004. At September 30, 1999, required future payments under the lease are $21,000 for each of the years ending September 30, 2000 through September 30, 2003, and $12,000 for the year ended September 30, 2004. The Company incurred rent expense of $21,000 and $20,000 in 1999 and 1998, respectively.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT. The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company recognized $20,000 in RR&D expense related to the field in 1998 and expended $16,000 on RR&D activities in the field in FY99. The Company has removed all equipment from the field and has recon toured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 7 - SUPPLEMENTAL FINANCIAL DATA - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Prices and costs in the tables below have been estimated using prices and costs in effect at the end of the years indicated. Prices are estimated net of estimated quality and transporta tion adjustments. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and tax credits. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

        I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                                                                              September 30, 1999
Proved properties                                                                                         $            2,139,000
Accumulated depreciation, depletion, amortization, and valuation allowance                                            (2,052,000)
Net capitalized cost                                                                                      $               87,000


             II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                                                      Oil in Barrels          Gas in Mcfs
BALANCE AT SEPTEMBER 30, 1997                                                           219,000                1,323,000
  Sales of minerals in place                                                             (1,000)                  (6,000)
  Revisions of previous estimates                                                       (95,000)                 171,000
  Production                                                                            (23,000)                (205,000)
BALANCE AT SEPTEMBER 30, 1998                                                           100,000                1,283,000
  Revisions of previous estimates                                                        59,000                 (612,000)
  Production                                                                            (17,000)                (121,000)
BALANCE AT SEPTEMBER 30, 1999                                                           142,000                  550,000


               III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                                             At September 30
                                                                                       1999               1998
Estimated future revenue                                                     $       4,329,000          3,324,000
Estimated future expenditures                                                       (2,708,000)        (2,388,000)
Estimated future net revenue                                                         1,621,000            936,000
10% annual discount of estimated future net revenue                                   (569,000)          (281,000)
Present value of estimated future net revenue                                $       1,052,000            655,000


     IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                                          Year ended September 30
                                                                                      1999                    1998
Present value of estimated future net revenue, beginning of year             $         655,000               1,342,000
Sales, net of production costs                                                        (172,000)               (312,000)
Net change in prices and costs of future production                                    744,000                (414,000)
Revisions of quantity estimates                                                       (194,000)               (122,000)
Sales of minerals in place                                                                  --                 (20,000)
Accretion of discount                                                                   65,000                 134,000
Change in production rates and other                                                   (46,000)                 47,000
Present value of estimated future net revenue, end of year                   $       1,052,000                 655,000

                                 EXHIBIT INDEX
27 Financial Data Schedule - Submitted only in electronic format herewith, pursuant to Item 601(c) of Regulation S-B