Form 10KSB/A
period 1999-09-30
ALTEX INDUSTRIES INC
filed 2000-01-25
CIK 775057

-------------------------------------------------------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Mr. Steven H. Cardin, 49, has been Chairman of the Board of Directors and the President and Chief Executive Officer of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 48, has been a Director since 1989 and a partner in the law firm of Kandel, Klitenic & Chernow for over five years. Mr. Stephen F. Fante, 44, has been a Director since 1989. Mr. Fante was Chairman of the Board of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, from 1979 until March 1992. Subsequently, he was Chairman of the Board and President of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Messrs. Chernow's, Cardin's, and Fante's terms as Directors continue until the 1999, 2000, and 2001 Annual Meetings of Shareholders, respectively, and until their successors are duly elected and qualified.

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


                           Summary Compensation Table
                                            Annual Compensation
        Name and Principal      Year  Salary    Bonus       Other Annual
             Position                  ($)       ($)       Compensation (1)
                                                               ($)
        =====================   ====  =======  ======  =====================
        Steven H. Cardin, CEO   1999  165,000      --       15,000
                                1998  158,000   1,000       20,000
                                1997  150,000  45,000       30,000
        =====================   ====  =======  ======  =====================

     (1) Pursuant to his Employment Agreement (See above): Mr. Cardin paid $18,000, $20,000, and $15,000 in interest to the Company in 1997, 1998, and
1999, respectively; the Company reimbursed him for those payments; and, in 1997, the Company paid him $12,000 in tax indemnification related to the 1995 and 1996 interest reimbursements he received from the Company..

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning each person who, as of January 18, 2000, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and information regarding Common Stock of the Company beneficially owned, as of January 18, 2000, by all Directors and executive officers and by all Directors and executive officers as a group.


    Name and Address of Beneficial Owner                 Shares of Common      Percent
                                                              Stock              of
                                                        Beneficially Owned      Class
=====================================================   ==================     =======
Steven H. Cardin (1)(Director and Executive Officer)
POB 1057                                                   6,297,018            40.0%
Breckenridge CO 80424-1057
-----------------------------------------------------   ------------------     -------
Jeffrey S. Chernow (Director)
POB 1057
Breckenridge CO 80424-1057                                   155,544             1.0%
-----------------------------------------------------   ------------------     -------
Stephen F. Fante (Director)
POB 1057
Breckenridge CO 80424-1057                                   155,544             1.0%
-----------------------------------------------------   ------------------     -------
David L. Goldman
100 Federal St
Boston MA 02110                                            1,212,500             7.7%
-----------------------------------------------------   ------------------     -------
All Directors and Executive Officers as a Group
(3 Persons)                                                6,608,106            42.0%
=====================================================   ==================     =======

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

By:    /s/ STEVEN H. CARDIN                                    January 24, 2000
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