Form 10QSB
period 1999-12-31
ALTEX INDUSTRIES INC
filed 2000-02-08
CIK 775057

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                For the quarterly period ended December 31, 1999

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

                                    Yes X No

  Number of shares outstanding of issuer's Common Stock as of February 3, 2000:
                                   15,561,491

                 Transitional Small Business Disclosure Format:

                                    Yes No X

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLODATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                   $            1,664,000
    Accounts receivable                                                                                         79,000
    Other receivables                                                                                           14,000
    Other                                                                                                        2,000
            Total current assets                                                                             1,759,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                                                2,139,000
    Other                                                                                                       74,000
                                                                                                             2,213,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                         (2,124,000)
            Net property and equipment                                                                          89,000

OTHER ASSETS                                                                                                    33,000

                                                                                                $            1,881,000


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                            $               28,000
    Accrued production costs                                                                                    32,000
    Accrued reclamation, restoration, and dismantlement                                                          1,000
    Other accrued expenses                                                                                      26,000
            Total current liabilities                                                                           87,000
                                                                                                       ---------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                        -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,717,491 shares                       157,000
    Additional paid-in capital                                                                              14,279,000
    Treasury stock, at cost, 156,000 shares at December 31, 1999                                                (9,000)
    Accumulated deficit                                                                                    (12,274,000)
    Note receivable from stockholder                                                                          (359,000)
                                                                                                             1,794,000
                                                                                                $            1,881,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31
                                                                           1999         1998
REVENUE
    Oil and gas sales                                            $         178,000      87,000
    Interest income                                                         25,000      26,000
    Other income                                                             2,000       2,000
                                                                           205,000     115,000
COSTS AND EXPENSES
    Lease operating                                                         73,000      66,000
    Production taxes                                                        21,000      12,000
    General and administrative                                              90,000      95,000
    Reclamation, restoration, and dismantlement                                 --       1,000
    Depreciation, depletion, amortization, and valuation allowance           5,000      45,000
                                                                           189,000     219,000
NET EARNINGS (LOSS)                                              $          16,000    (104,000)
EARNINGS (LOSS) PER SHARE                                        $               *       (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING                                     15,687,263  15,741,198


*Less than $.01 per share


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                             DECEMBER 31
                                                                                          1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                           $         16,000     (104,000)
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Depreciation, depletion, amortization, and valuation allowance                       5,000       45,000
      Decrease (increase) in accounts receivable                                          (8,000)       5,000
      Increase in other receivables                                                       (1,000)      (1,000)
      Decrease in other current assets                                                        --           --
      Increase in accounts payable                                                        12,000       10,000
      Increase in accrued production costs                                                 4,000       11,000
      Decrease in accrued reclamation, restoration, and dismantlement                     (3,000)     (16,000)
      Decrease in other accrued expenses                                                  (9,000)      (9,000)
        Net cash provided by (used in) operating activities                               16,000      (59,000)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for oil and gas property development                                         --       (1,000)
    Other additions to property and equipment                                             (3,000)          --
        Net cash used in investing activities                                             (3,000)      (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury stock                                                         (9,000)      (3,000)
        Net cash used in financing activities                                             (9,000)      (3,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       4,000      (63,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,660,000    1,734,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      1,664,000    1,671,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1999, and the cash flows and results of operations for the three months then ended ("Q1FY00"). Such adjustments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three months ended December 31, 1998 ("Q1FY99"), to conform with the classifications used in the financial statements for Q1FY00. The results of operations for the periods ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash balances increased in Q1FY00 because of net cash provided by operating activities, and accounts receivable increased because of increased sales. The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company recognized $20,000 in reclamation, restoration, and dismantlement expense ("RR&D") related to the Field in 1998 and expended $16,000 and $3,000 on RR&D activities in the Field during Q1FY99 and Q1FY00, respectively. The Company has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the Field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities in the Field will be material, although this cannot be assured. After its bonds with the State of Wyoming and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the Field, although this cannot be assured. The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

At February 3, 2000, nominal world oil prices were unusually high. At such oil price levels, all other things being equal, cash flow from operations is likely to be higher than it would have been at lower price levels. However, unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the near future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the current high level of oil prices, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At
February 3, 2000, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Oil sales increased 116% from $49,000 in Q1FY99 to $106,000 in Q1FY00, and gas sales increased 89% from $38,000 in Q1FY99 to $72,000 in Q1FY00. Oil sales increased because a 17% decrease in oil sold was offset by a 160% increase in realized oil prices. Gas sales increased because a 37% decrease in gas sold was offset by a 199% increase in realized gas prices. Production taxes increased because of increased sales. Depreciation, depletion, amortization, and valuation allowance ("DDA&V") in Q1FY99 consisted of $5,000 in depreciation and depletion expense and impairment expense of $40,000. Net earnings (loss) increased from a loss of $104,000 in Q1FY99 to earnings of $16,000 in Q1FY00 because of increased sales and decreased expenses.

                                    LIQUIDITY

Operating Activities. Cash provided by (used in) operating activities increased from $59,000 used in operating activities in Q1FY99 to $16,000 provided by operating activities in Q1FY00 because of increased net earnings.

Investing Activities. In Q1FY99 the Company expended $1,000 for oil and gas property development, and in Q1FY00 the Company expended $3,000 for other additions to property and equipment.

Financing Activities. The Company expended $3,000 and $9,000 to acquire 35,000 and 156,000 shares of treasury stock in Q1FY99 and Q1FY00, respectively.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful work overs, or in the acquisition of interests in producing oil or gas properties. At February 3, 2000, nominal world oil prices were unusually high, and both the Company and the oil futures markets expect price levels to decline. Unless prices remain at the current high levels, the Company is unlikely to experience material positive earnings unless it dramatically increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current high oil price levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.

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

                             ALTEX INDUSTRIES, INC.

Date:   February 8, 2000                             By:   /s/ STEVEN H. CARDIN
------------------------                            ---------------------------
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