Form 10QSB
period 2000-03-31
ALTEX INDUSTRIES INC
filed 2000-04-12
CIK 775057

-------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended March 31, 2000

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

                                 (303) 265-9312
              -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

   Number of shares outstanding of issuer's Common Stock as of April 10, 2000:
                                   15,561,491

                 Transitional Small Business Disclosure Format:
                                    Yes No X

-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                   $       1,672,000
    Accounts receivable                                                                                   101,000
    Other receivables                                                                                      12,000
    Other                                                                                                   2,000
            Total current assets                                                                        1,787,000

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                                           2,139,000
    Other                                                                                                  76,000
                                                                                                        2,215,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                    (2,129,000)
            Net property and equipment                                                                     86,000
OTHER ASSETS                                                                                               33,000
                                                                                                $       1,906,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                            $          18,000
    Accrued production costs                                                                               28,000
    Accrued reclamation, restoration, and dismantlement                                                     1,000
    Other accrued expenses                                                                                 29,000
            Total current liabilities                                                                      76,000
                                                                                                  ---------------
STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                   -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,717,491 shares                  157,000
    Additional paid-in capital                                                                         14,279,000
    Treasury stock, at cost, 156,000 shares at March 31, 2000                                              (9,000)
    Accumulated deficit                                                                               (12,238,000)
    Notes receivable from stockholders                                                                   (359,000)
                                                                                                        1,830,000
                                                                                                $       1,906,000

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                   MARCH 31                       MARCH 31
                                                                              2000          1999             2000          1999
REVENUE
    Oil and gas sales                                                $      196,000      107,000           374,000      194,000
    Interest income                                                          27,000       23,000            52,000       49,000
    Other income                                                              1,000        1,000             3,000        3,000
                                                                            224,000      131,000           429,000      246,000
COSTS AND EXPENSES
    Lease operating                                                          58,000       67,000           131,000      133,000
    Production taxes                                                         21,000       12,000            42,000       24,000
    General and administrative                                               89,000       93,000           179,000      188,000
    Reclamation, restoration, and dismantlement                              15,000           --            15,000        1,000
    Depreciation, depletion, amortization, and valuation allowance            5,000        4,000            10,000       49,000
                                                                            188,000      176,000           377,000      395,000
NET EARNINGS (LOSS)                                                  $       36,000      (45,000)           52,000     (149,000)
EARNINGS (LOSS) PER SHARE                                            $            *            *                 *       (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING                                      15,561,491   15,735,491        15,624,721   15,738,376


*Less than $.01 per share

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                           MARCH 31
                                                                                       2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                           $     52,000     (149,000)
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Depreciation, depletion, amortization, and valuation allowance                  10,000       49,000
      Decrease (increase) in accounts receivable                                     (30,000)      24,000
      Increase in other receivables                                                    1,000        7,000
      Decrease in other current assets                                                    --           --
      Increase (decrease) in accounts payable                                          2,000       (2,000)
      Increase in accrued production costs                                                --        8,000
      Decrease in accrued reclamation, restoration, and dismantlement                 (3,000)     (16,000)
      Decrease in other accrued expenses                                              (6,000)      (6,000)
        Net cash provided by (used in) operating activities                           26,000      (85,000)

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for oil and gas property development                                     --       (2,000)
    Other additions to property and equipment                                         (5,000)          --
        Net cash used in investing activities                                         (5,000)      (2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury stock                                                     (9,000)      (3,000)
        Net cash used in financing activities                                         (9,000)      (3,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  12,000      (90,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,660,000    1,734,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  1,672,000    1,644,000


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three and six months ended March 31, 1999, to conform with the classifications used in the financial statements for three and six months ended March 31, 2000. The results of operations for the periods ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

-------------------------------------------------------------------------------

                 "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10-QSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market prices of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company's ability to find, acquire, and develop new properties and its ability to produce and market its oil and gas reserves; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein and in the Company's filings with the Securities and Exchange Commission. Information included in this document includes forward-looking statements that can be identified by the use of forward- looking terminology such as "may," "will," "expect," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. The statements and disclaimers in this Quarterly
Report on Form 10-QSB constitute cautionary statements identifying important factors, including risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

-------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash and cash equivalents increased during the six months ended March 31, 2000, because of net cash provided by operating activities. Accounts receivable increased because of increased sales. The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company recognized $20,000 in reclamation, restoration, and dismantlement expense ("RR&D") related to the Field in 1998 and expended $16,000 and $3,000 on RR&D activities in the Field during the three months ended December 31, 1998 and 1999, respectively. The Company has removed all equipment from the Field and has recontoured and reseeded virtually all disturbed areas in the Field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities in the Field will be material, although this cannot be assured. After its bonds with the State of Wyoming and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the Field, although this cannot be assured. The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

At April 10, 2000, nominal world oil prices were unusually high. At such oil price levels, all other things being equal, cash flow from operations is likely to be higher than it would have been at lower price levels. However, unless the Company's production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the near future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the current high level of oil prices, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At April 10, 2000, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales increased from $107,000 for the three months ended March 31, 1999 ("Q2FY99"), to $196,000 for the three months ended March 31, 2000 ("Q2FY00"), because of the combined effects of an 18% decrease in BOE sold and a 131% increase in average realized price per BOE. Sales increased from $194,000 for the six months ended March 31, 1999, to $374,000 for the six months ended March 31, 2000, because of the combined effects of a 23% decrease in BOE sold and a 154% increase in average realized price per BOE. Lease operating expense decreased from $67,000 for Q2FY99 to $58,000 for Q2FY00 and from $133,000 for the six months ended March 31, 1999, to $131,000 for the six months ended March 31, 2000, because of decreased repair and maintenance expense. Production taxes increased for the three and six months ended March 31, 2000, as compared to the three and six months ended March 31, 1999, because of increased sales. During Q2FY00 the Company incurred $15,000 in expense associated with the plugging and abandonment of three wells. Included in depreciation, depletion, amortization, and valuation allowance at March 31, 1999, is a valuation allowance of $40,000. Net earnings increased from a loss of $45,000 for Q2FY99 to earnings of $36,000 for Q2FY00 and from a loss of $149,000 for the six months ended March 31, 1999, to earnings of $52,000 for the six months ended March 31, 2000, because of increased sales.

                                    LIQUIDITY

Operating Activities. Cash provided by (used in) operating activities increased from negative $85,000 for the six months ended March 31, 1999, to positive $26,000 for the six months ended March 31, 2000, because of increased earnings.

Investing Activities. During the six months ended March 31, 1999, the Company expended $2,000 for oil and gas property development, and during the six months ended March 31, 2000, the Company expended $5,000 for other additions to property and equipment.

Financing Activities. The Company expended $3,000 and $9,000 to repurchase 35,000 and 156,000 of its shares during the six months ended March 31, 1999 and 2000, respectively.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At April 10, 2000, nominal world oil prices were unusually high, and both the Company and the oil futures markets expect price levels to decline. Unless prices remain at the current high levels, the Company is unlikely to experience material positive earnings unless it dramatically increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current high oil price levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations

-------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     27. Financial Data Schedule - Submitted only in electronic format, pursuant to Item 601(c) of Regulation S-B.
(b)  Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.

-------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:   April 12, 2000                               By:   /s/ STEVEN H. CARDIN
                                                               Steven H. Cardin
                                                        Chief Executive Officer
                                                and Principal Financial Officer

                                  Exhibit Index

27   Financial Data Schedule - Submitted only in electronic format, pursuant to
                         Item 601(c) of Regulation S-B