Form 10QSB
period 2000-06-30
ALTEX INDUSTRIES INC
filed 2000-07-17
CIK 775057

UNITED STATESSECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000 TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from to . Commission file number 1-9030

ALTEX INDUSTRIES, INC.

----------------------------------------------------------------------- (Exact name of small business issuer as specified in its charter)

Delaware

------------------------------- (State or other jurisdiction of incorporation or organization) 84-0989164 ------------------------------------ (I.R.S. Employer Identification No.) POB 1057 Breckenridge CO 80424-1057 ----------------------------------------------------- (Address of principal executive offices) (303) 265-9312 ----------------------------------------------------- (Issuer's telephone number) Number of shares outstanding of issuer's Common Stock as of July 7, 2000: 15,561,325 Transitional Small Business Disclosure Format: Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance SheetJune
30, 2000

(Unaudited)

                                     ASSETS
Current Assets
    Cash and cash equivalents                                                                   $            1,706,000
    Accounts receivable                                                                                        111,000
    Other receivables                                                                                           14,000
    Other                                                                                                        2,000
            Total current assets                                                                             1,833,000

Property and equipment, at cost
    Proved oil and gas properties (successful efforts method)                                                2,139,000
    Other                                                                                                       63,000
                                                                                                             2,202,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                         (2,121,000)
            Net property and equipment                                                                          81,000

Other assets                                                                                                    33,000

                                                                                                $            1,947,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                            $                7,000
    Accrued production costs                                                                                    31,000
    Accrued reclamation, restoration, and dismantlement                                                          1,000
    Other accrued expenses                                                                                      32,000
            Total current liabilities                                                                           71,000
                                                                                                       ---------------
Stockholders' equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued
Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,717,491 shares                    157,000
Additional paid-in capital                                                                                  14,279,000
Treasury stock, at cost, 156,000 shares at June 30, 2000                                                        (9,000)
Accumulated deficit                                                                                        (12,192,000)
Notes receivable from stockholders                                                                            (359,000)

                                                                                                             1,876,000
                                                                                                $            1,947,000

        See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Operations(Unaudited)

                                                                              Three months ended             Nine months ended
                                                                                   June 30                        June 30
                                                                              2000          1999             2000          1999
Revenue
    Oil and gas sales                                                $       193,000       94,000           567,000      288,000
    Interest income                                                           28,000       23,000            80,000       72,000
    Other income                                                                  --        1,000             3,000        4,000
                                                                             221,000      118,000           650,000      364,000
Costs and expenses
    Lease operating                                                           66,000       51,000           197,000      184,000
    Production taxes                                                          21,000        9,000            63,000       33,000
    General and administrative                                                82,000       85,000           261,000      273,000
    Reclamation, restoration, and dismantlement                                1,000           --            16,000        1,000
    Depreciation, depletion, amortization, and valuation allowance             5,000        5,000            15,000       54,000
                                                                             175,000      150,000           552,000      545,000
Net earnings (loss)                                                  $        46,000      (32,000)           98,000     (181,000)
Earnings (loss) per share                                            $             *            *              0.01       (0.01)
Weighted average shares outstanding                                       15,561,433   15,735,491        15,603,702   15,737,414
*Less than $.01 per share

        See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flow(Unaudited)

                                                                                       Nine months ended
                                                                                            June 30
                                                                                       2000         1999
Cash flows from operating activities
  Net earnings (loss)                                                           $      98,000     (181,000)
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Depreciation, depletion, amortization, and valuation allowance                   15,000       54,000
      Decrease (increase) in accounts receivable                                      (40,000)      41,000
      Decrease (increase) in other receivables                                         (1,000)       7,000
      Decrease in accounts payable                                                     (9,000)      (8,000)
      Increase in accrued production costs                                              3,000        7,000
      Decrease in accrued reclamation, restoration, and dismantlement                  (3,000)     (16,000)
      Increase (decrease) in other accrued expenses                                    (3,000)       1,000
        Net cash provided by (used in) operating activities                            60,000      (95,000)

Cash flows from investing activities
    Expenditures for oil and gas property development                                      --       (2,000)
    Other additions to property and equipment                                          (5,000)          --
        Net cash used in investing activities                                          (5,000)      (2,000)
Cash flows from financing activities
    Acquisition of treasury stock                                                      (9,000)      (3,000)
        Net cash used in financing activities                                          (9,000)      (3,000)

Net increase (decrease) in cash and cash equivalents                                   46,000     (100,000)
Cash and cash equivalents at beginning of period                                    1,660,000    1,734,000
Cash and cash equivalents at end of period                                      $   1,706,000    1,634,000

        See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements(Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three and nine months ended June 30, 1999, to conform with the classifications used in the financial statements for three and nine months ended June 30, 2000. The results of operations for the periods ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 1999 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATESPRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10-QSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market prices of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company’s ability to find, acquire, and develop new properties and its ability to produce and market its oil and gas reserves; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company’s competitors; the Company’s ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein and in the Company’s filings with the Securities and Exchange Commission. Information included in this document includes forward-looking statements that can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The statements and disclaimers in this Quarterly Report on Form 10-QSB constitute cautionary statements identifying important factors, including risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

Cash and cash equivalents increased during the nine months ended June 30, 2000, because of net cash provided by operating activities. Accounts receivable increased because of increased sales. The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company recognized $20,000 in reclamation, restoration, and dismantlement expense (“RR&D”) related to the Field in 1998 and expended $16,000 and $3,000 on RR&D activities in the Field during the three months ended December 31, 1998 and 1999, respectively. The Company has removed all equipment from the Field and has recontoured and reseeded virtually all disturbed areas in the Field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities in the Field will be material, although this cannot be assured. After its bonds with the State of Wyoming and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the Field, although this cannot be assured. The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

At July 7, 2000, nominal world oil prices were unusually high. At such oil price levels, all other things being equal, cash flow from operations is likely to be higher than it would have been at lower price levels. However, unless the Company’s production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the near future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the current high level of oil prices, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity. Except for cash generated by the operation of the Company’s producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 7, 2000, the Company had no material commitments for capital expenditures.

RESULTS OF OPERATIONS

As the table below indicates, oil sales increased 97% from $63,000 during the three months ended June 30, 1999 (“Q3FY99”), to $124,000 during the three months ended June 30, 2000 (“Q3FY00”), and 103% from $173,000 during the nine months ended June 30, 1999, to $352,000 during the nine months ended June 30, 2000. Gas sales increased 123% from $31,000 during Q3FY99 to $69,000 during Q3FY00 and 87% from $115,000 during the nine months ended June 30, 1999, to $215,000 during the nine months ended June 30, 2000. Barrels of oil sold decreased 3% from 4,369 during Q3FY99 to 4,249 during Q3FY00 and 10% from 14,173 during the nine months ended June 30, 1999, to 12,808 during the nine months ended June 30, 2000. Thousands of cubic feet (MCFs) of gas sold decreased 22% from 29,427 during Q3FY99 to 22,945 during Q3FY00 and 29% from 108,952 during the nine months ended June 30, 1999, to 77,659 during the nine months ended June 30, 2000. These production decreases were off set by price increases: The average realized price per barrel of oil sold increased 102% from $14.42 during Q3FY99 to $29.18 during Q3FY00 and 125% from $12.21 during the nine months ended June 30, 1999, to $27.48 during the nine months ended June 30, 2000. The average realized price per MCF of gas sold increased 187% from $1.05 during the Q3FY99 to $3.01 during Q3FY00 and 161% from $1.06 during the nine months ended June 30, 1999, to $2.77 during the nine months ended June 30, 2000.

                                     Q1-Q3        Q1-Q3       Change      Pct             Q3FY00      Q3FY99      Change      Pct
                                      FY00        FY99                  Change                                               Change

Oil sales                         $   352,000 $   173,000  $   179,000     103%         $ 124,000   $  63,000 $   61,000       97%
Gas sales                             215,000     115,000      100,000      87%            69,000      31,000     38,000      123%
Total                             $   567,000 $   288,000  $   279,000      97%         $ 193,000   $  94,000 $   99,000      105%

Oil sold (Barrels)                     12,808      14,173       (1,365)    -10%             4,249       4,369       (120)      -3%
Gas sold (MCFs)                        77,659     108,952      (31,293)    -29%            22,945      29,427     (6,482)     -22%

Average realized oil price per    $     27.48 $     12.21  $    15.27      125%         $   29.18   $   14.42 $    14.76      102%
barrel
Average realized gas price per    $      2.77 $      1.06  $     1.71      161%         $    3.01   $    1.05 $     1.96      187%

MCF

Lease operating expense increased from $51,000 during Q3FY99 to $66,000 during Q3FY00 and from $184,000 for the nine months ended June 30, 1999, to $197,000 for the nine months ended June 30, 2000, because of increased repair and maintenance expense. Production taxes increased from $9,000 during Q3FY99 to $21,000 during Q3FY00 and from $33,000 during the nine months ended June 30, 1999, to $63,000 during the nine months ended June 30, 2000, because of increased sales. During Q2FY00 the Company incurred $15,000 in expense associated with the plugging and abandonment of three wells. Included in depreciation, depletion, amortization, and valuation allowance at June 30, 1999, is a valuation allowance of $40,000. Net earnings increased from a net loss of $32,000 during Q3FY99 to net earnings of $46,000 during Q3FY00 and from a net loss of $181,000 during the nine months ended June 30, 1999, to net earnings of $98,000 during the nine months ended June 30, 2000, because of increased sales.

LIQUIDITY

Operating Activities. Cash provided by (used in) operating activities increased from negative $95,000 during the nine months ended June 30, 1999, to positive $60,000 during the nine months ended June 30, 2000, because of increased net earnings.

Investing Activities. During the nine months ended June 30, 1999, the Company expended $2,000 for oil and gas property development, and during the nine months ended June 30, 2000, the Company expended $5,000 for other additions to property and equipment.

Financing Activities. The Company expended $3,000 and $9,000 to repurchase 35,000 and 156,000 of its shares during the nine months ended June 30, 1999 and 2000, respectively.

The Company’s revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and beyond the Company’s control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company’s sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At July 7, 2000, nominal world oil prices were unusually high, and both the Company and the oil futures markets expect price levels to decline. Unless prices remain at the current high levels, the Company is unlikely to experience material positive earnings unless it dramatically increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current high oil price levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.

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

Date: July 17, 2000 By: /s/ STEVEN H. CARDIN ---------------- -----------------------

   Steven H. Cardin

   Chief Executive Officer and Principal Financial Officer

Exhibit Index

27 Financial Data Schedule - Submitted only in electronic format, pursuant to Item 601(c) of Regulation S-B