Form 10KSB
period 2000-09-30
ALTEX INDUSTRIES INC
filed 2000-12-28
CIK 775057

 --------------------------------------------------------------------------------

SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
DC 20549

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2000 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____ Commission file number 1-9030 ALTEX INDUSTRIES, INC. (Name of Small Business Issuer in Its Charter) Delaware 84-0989164 ======== ========== (State or Other Jurisdiction of (I.R.S. Employer Incorporation or Organization) Identification No.) POB 1057 Breckenridge, CO 80424-1057 ========================= ========== (Address of Principal Executive Offices) (Zip Code) Issuer's Telephone Number, Including Area Code: (303) 265-9312 Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ] Issuer's revenue for its most recent fiscal year: $883,000 Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 20, 2000: $783,000 Number of shares outstanding of issuer's Common Stock as of December 20, 2000: 15,561,325 Transitional Small Business Disclosure Format: Yes No X DOCUMENTS INCORPORATED BY REFERENCE Part III: Proxy statement to be filed in connection with the Registrant's 2001 Annual Meeting of Shareholders -------------------------------------------------------------------------------- "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements that are not historical facts contained in this Form 10-KSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market price of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company’s ability to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company’s competitors; the Company’s ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein. PART I ITEM 1. DESCRIPTION OF BUSINESS. Altex Industries, Inc. (or the “Registrant” or the “Company,” each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiary) is a holding company with one full-time employee and four part-time employees that was incorporated in Delaware in 1985. Through its operating subsidiary, the Company currently owns interests, including working interests, in productive onshore oil and gas properties, buys and sells producing oil and gas properties, and, to a lesser extent, participates in the drilling of exploratory and development wells, and in recompletions of existing wells. The Company operates only one producing well and one field currently being abandoned. All other interests are in properties operated by others. A working interest owner in a property not operated by that interest owner must substantially rely on information regarding the property provided by the operator, even though there can be no assurance that such information is complete, accurate, or current. In addition, an owner of a working interest in a property is potentially responsible for 100% of all liabilities associated with that property, regardless of the size of the working interest actually owned. Through the operators of the properties in which it has an interest, the Company sells produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases the Company’s production were taken out of service, the Company could be forced to halt production that is purchased by such refinery, pipeline, or plant. Approximately 58% of the Company’s oil and gas sales result from production from one field for which there is only one available gas pipeline system (See Note 4 of Notes to Consolidated Financial Statements below.). If this pipeline system were taken out of service, production of both oil and gas from that field would be halted. Although many entities produce oil and gas, competitive factors play a material role in the Company’s production operations only to the extent that such factors affect demand for and prices of oil and gas and demand for, supply of, and prices of oilfield services. The sale of oil and gas is regulated by Federal, state, and local agencies, and the Company is also subject to Federal, state, and local laws and regulations relating to the environment. These laws and regulations generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. The Company regularly assesses its exposure to environmental liability and to reclamation, restoration, and dismantlement expense (“RR&D”), which activities are covered by Federal, state, and local regulation. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured. (See Management’s Discussion and Analysis below.) ITEM 2. DESCRIPTION OF PROPERTY. Wells and Acreage: At October 31, 2000, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At October 31, 2000, the Company owned working interests in 79 gross (15.8 net) productive oil wells (certain of which produce associated natural gas), no wells producing only natural gas, and 30,000 gross (6,400 net) developed acres. Substantially all of the Company’s production is located in Colorado, Utah, and Wyoming. One well accounts for approximately 17% of the Company’s oil and gas sales and for approximately 35% of the Company’s estimated proved oil reserves. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 8 of Notes to Consolidated Financial Statements below. PRODUCTION
                                                                                   Average Production
                          Net Production                 Average Price            Cost Per Equivalent
                                                                                     Barrel ("BOE")
  Fiscal Year          Oil              Gas            Oil           Gas
                     (Bbls)            (Mcf)         (Bbls)         (Mcf)
     2000            18,000           106,000       $ 27.22        $ 2.65               $ 8.43
     1999            17,000           121,000         15.94          1.51                 7.59
     1998            23,000           205,000         13.65          1.73                 6.23
===============  ===============  =============== ============= ============= ============================
> Drilling Activity: The Company participated in the drilling of one development well in fiscal 1998 (“FY98”) and did not participate in the drilling of any wells during fiscal 1999 (“FY99”) or fiscal 2000 (“FY00”) ITEM 3. LEGAL PROCEEDINGS. None. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. None. PART II ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. THE Company's Common Stock is quoted on the OTC Bulletin Board under the symbol “ALTX”. Inter-dealer prices provided by the OTC Bulletin Board, which do not include retail mark-up, mark-down, or commission, and may not represent actual transactions, are listed in the table below.
                         FY00                         FY99
              ---------------------------  ---------------------------
   Quarter      High Bid       Low Bid       High Bid       Low Bid
------------- -------------  ------------  -------------  ------------
     1            $0.07         $0.05          $0.08         $0.04
     2             0.42          0.05           0.07          0.04
     3             0.18          0.06           0.07          0.05
     4             0.12          0.07           0.09          0.05
At December 20, 2000, there were approximately 5,000 holders of record of the Company’s Common Stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FINANCIAL CONDITION Cash balances increased principally because of net cash provided by operating activities. Accounts receivable increased because sales in the fourth quarter of FY00 were higher than sales in the fourth quarter of FY99. The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company recognized $20,000 in RR&D expense related to the field in 1998 and expended $16,000 and $3,000 on RR&D activities in the field in FY99 and FY00, respectively. The Company has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured. During FY00 the Company acquired 156,166 shares of its common stock for $9,000 and subsequently retired those shares. During FY99 the Company acquired 53,000 shares of its common stock for $4,000 and subsequently retired those shares. The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured. At December 20, 2000, nominal world oil prices and nominal domestic natural gas prices were unusually high. At such price levels, all other things being equal, cash flow from operations is likely to be higher than it would have been at lower price levels. However, unless the Company’s production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the near future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the current high level of prices, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity. Except for cash generated by the operation of the Company’s producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 20, 2000, the Company had no material commitments for capital expenditures. RESULTS OF OPERATIONS Oil sales increased 81% from $271,000 in FY99 to $490,000 in FY00, and gas sales increased 54% from $183,000 in FY99 to $281,000 in FY00. Oil sales primarily increased because of a 71% increase in realized oil prices. Gas sales increased because a 12% decrease in gas sold was combined with a 99% increase in realized gas prices. Included in lease operating expense (“LOE”) in FY99 and FY00, respectively, are $13,000 and $49,000 in repairs and maintenance expense related to one well. Excluding these amounts, LOE increased from $217,000 in FY99 to $252,000 in FY00 because of increased repairs and maintenance expense. Production taxes increased from $52,000 in FY99 to $85,000 in FY00 because of increased sales. In FY99 depreciation, depletion, and amortization expense (“DD&A”) consisted of $17,000 in depletion expense, $43,000 in impairment expense, and $5,000 in depreciation expense. In FY00 DD&A consisted of $9,000 in depletion expense and $5,000 in depreciation expense. Net earnings increased from a net loss of $149,000 in FY99 to net earnings of $104,000 in FY00 because of increased oil and gas sales. LIQUIDITY

Operating Activities. In FY00 cash provided by operations was $112,000, and in FY99 cash used in operations was $68,000. Cash provided by operations increased principally due to the increase in net earnings.

Investing Activities. In FY00 the Company expended $6,000 on other capital expenditures, and in FY99 the Company expended $2,000 on oil and gas property.

Financing Activities. In FY00 the Company expended $9,000 to acquire 156,166 shares of treasury stock, and in FY99 the Company expended $4,000 to acquire 53,000 shares of treasury stock.

The Company’s revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company’s control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company’s sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At December 20, 2000, nominal world oil prices and nominal domestic natural gas prices were unusually high, and both the Company and the futures markets expect price levels to decline. Unless prices remain at the current high levels, the Company is unlikely to experience material positive earnings unless it dramatically increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current high oil price levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.

ITEM 7. FINANCIAL STATEMENTS. The consolidated financial statements follow the signature page. ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None. PART III ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY00. ITEM 10. EXECUTIVE COMPENSATION. Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY00. ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY00. ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY00. ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K. (a) Exhibits

3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement 3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985 Proxy Statement 10 Steven H. Cardin Employment Agreement - Incorporated herein by reference to Exhibit A to Form 10-K for fiscal year ended September 30, 1989 and by reference to the Exhibit to Form 10-QSB for the quarterly period ended March 31, 1997 21 List of subsidiaries - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 1997 27 Financial Data Schedule - Submitted only in electronic format herewith, pursuant to Item 601(c) of Regulation S-B

(b) Reports on Form 8-K . On August 22, 2000, the Company filed a report on Form 8-K reporting the intention of its subsidiary, Altex Oil Corporation (“AOC”), to sell substantially all of its interests in producing oil and gas properties. On November 29, 2000, the Company filed a report on Form 8-K reporting the sale of certain of AOC’s interests in producing oil gas properties. SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ALTEX INDUSTRIES, INC. By: /s/ STEVEN H. CARDIN December 27, 2000 ---------------------------------- --------------------- Steven H. Cardin, CEO Date In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. By: /s/ STEVEN H. CARDIN December 27, 2000 ---------------------------------- --------------------- Steven H. Cardin, Director, Principal Date Executive Officer, Principal Financial Officer, and Principal Accounting Officer By: /s/ STEPHEN F. FANTE December 27, 2000 ----------------------------------- --------------------- Director Date INDEPENDENT AUDITORS' REPORT The Stockholders and Board of Directors Altex Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2000, and the related consolidated statements of operations, stockholder’ equity, and cash flows for each of the the years in the two-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and subsidiary as of September 30, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2000, in conformity with generally accepted accounting principles.

Higgins, Meritt &Burdick, P.C. Denver, Colorado October 26, 2000 ALTEX INDUSTRIES, INC. AND SUBSIDIARY Consolidated Balance Sheet September 30, 2000 Assets
Current assets
    Cash and cash equivalents                                                                                           $ 1,757,000
    Accounts receivable                                                                                                     101,000
    Other receivables                                                                                                        16,000
    Other                                                                                                                     2,000
                                                                                                                        ===========
            Total current assets                                                                                          1,876,000

Property and equipment, at cost
    Proved oil and gas properties (successful efforts method) (Notes 6 and 8)                                             2,139,000
    Other                                                                                                                    64,000
                                                                                                                        ===========
                                                                                                                          2,203,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                                      (2,120,000)
                                                                                                                        ===========
            Net property and equipment                                                                                       83,000

Other assets                                                                                                                 29,000
                                                                                                                        ===========
                                                                                                                        $ 1,988,000
Liabilities and Stockholders' Equity
Current liabliities
    Accounts payable                                                                                                   $     21,000
    Accrued production costs                                                                                                 38,000
    Accrued reclamation, restoration, and dismantlement                                                                       1,000
    Other accrued expenses                                                                                                   46,000
                                                                                                                        ===========
            Total current liabilities                                                                                       106,000

Stockholders' equity (Note 3)
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                                  --
    Common stock, $.01 par value. Authorized 50,000,000 shares, 15,561,325 shares issued and outstanding                    156,000
    Additional paid-in capital                                                                                           14,271,000
    Accumulated deficit                                                                                                 (12,186,000)
    Notes receivable from stockholders                                                                                     (359,000)
                                                                                                                        ============
                                                                                                                          1,882,000
                                                                                                                        ============
Commitments and Contingencies (Notes 3, 5, and 6)
                                                                                                                       $  1,988,000
See accompanying notes to consolidated financial statements. ALTEX INDUSTRIES, INC. AND SUBSIDIARY Consolidated Statements of Operations Years ended September 30, 2000 and 1999
                                                                                                      2000                    1999
                                                                                                ===================================
Revenue
    Oil and gas sales                                                                           $   771,000                 454,000
    Interest (Note 3)                                                                               109,000                  96,000
    Other income                                                                                      3,000                   4,000
                                                                                                ===================================
                                                                                                    883,000                 554,000
                                                                                                ===================================
Costs and expenses
    Lease operating                                                                                 301,000                 230,000
    Production taxes                                                                                 85,000                  52,000
    General and administrative (Note 3)                                                             362,000                 355,000
    Exploration                                                                                       1,000                    --
    Reclamation, restoration, and dismantlement (Note 6)                                             16,000                   1,000
    Depreciation, depletion, and amortization                                                        14,000                  65,000
                                                                                                ===================================
                                                                                                    779,000                 703,000
                                                                                                ===================================
Net earnings (loss)                                                                             $   104,000                (149,000)
Earnings (loss) per share of common stock                                                             $0.01                  ($0.01)
                                                                                                ===================================
Weighted average shares outstanding                                                              15,593,050              15,733,181
See accompanying notes to consolidated financial statements. ALTEX INDUSTRIES, INC. AND SUBSIDIARY Consolidated Statements of Stockholders' Equity Years ended September 30, 2000 and 1999
                                        Common Stock       Additional   Accumulated   Treasury   Note receivable         Total
                                                            paid-in       deficit       stock        from             stockholders'
                                                            capital                               shareholder            equity
                                      Shares     Amount
                                    ===========================================================================================

Balances at September 30, 1998      15,770,491  $158,000   14,282,000   (12,141,000)       --       (359,000)        1,940,000
Net loss                                    --       --           --       (149,000)       --             --          (149,000)
Acquisition of Treasury stock,
 53,000 shares at $0.08 per share           --        --           --            --    (4,000)            --            (4,000)
Retirement of Treasury stock           (53,000)   (1,000)      (3,000)           --     4,000             --                --
                                    ===========================================================================================
Balances at September 30, 1999      15,717,491   157,000   14,279,000   (12,290,000)       --       (359,000)        1,787,000
Net earnings                                --        --           --       104,000        --             --           104,000
Acquisition of Treasury stock,
 156,000 shares at $0.06 per share          --        --           --            --    (9,000)            --            (9,000)
Retirement of Treasury stock          (156,166)   (1,000)      (8,000)           --     9,000             --                --
                                    ===========================================================================================
Balances at September 30, 2000      15,561,325  $156,000   14,271,000    (12,186,000)       --      (359,000)        1,882,000
See accompanying notes to consolidated financial statements. ALTEX INDUSTRIES, INC. AND SUBSIDIARY Consolidated Statements of Cash Flows Years ended September 30, 2000 and 1999

                                                                                                          2000                1999
                                                                                                    ================================
Cash flows from operating activities
    Net earnings (loss)                                                                             $   104,000            (149,000)
    Adjustments to reconcile net earnings to net cash
        provided by operating activities
        Depreciation, depletion, and amortization                                                        14,000              65,000
        (Increase) decrease in accounts receivable                                                      (30,000)             20,000
        (Increase) decrease in other receivables                                                         (3,000)              6,000
        Decrease in other assets                                                                          4,000               1,000
        Increase in accounts payable                                                                      5,000               2,000
        Increase in accrued production costs                                                             10,000               1,000
        Decrease in accrued restoration, reclamation, and  dismantlement                                 (3,000)            (16,000)
        Increase in other accrued expenses                                                               11,000               2,000
                                                                                                    --------------------------------
                Net cash provided by (used in) operating activities                                     112,000             (68,000)
                                                                                                    --------------------------------
Cash flows from investing activities
    Oil and gas property development expenditures                                                          --                (2,000)
    Other capital expenditures                                                                           (6,000)               --
                                                                                                    --------------------------------
                Net cash used in investing activities                                                    (6,000)             (2,000)
                                                                                                    --------------------------------
Cash flows used in financing activities
    Acquisition of treasury stock                                                                        (9,000)             (4,000)

                                                                                                    --------------------------------
Net increase (decrease) in cash and cash equivalents                                                     97,000             (74,000)
                                                                                                    --------------------------------
Cash and cash equivalents at beginning of year                                                        1,660,000           1,734,000
                                                                                                    --------------------------------
Cash and cash equivalents at end of year                                                            $ 1,757,000           1,660,000
See accompanying notes to consolidated financial statements. ALTEX INDUSTRIES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements September 30, 2000 and 1999 NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. Nature of Operations: Altex Industries, Inc. and its wholly owned subsidiary, jointly referred to as "the Company," own interests, including working interests, in productive oil and gas properties located in Colorado, Utah, and Wyoming. Principles of Consolidation: The consolidated financial statements include the accounts of Altex Industries, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Impairment of Long-Lived Assets: The Company assesses long-lived assets for impairment when circumstances indicate that the carrying value of such assets may not be recoverable. This review compares the asset’s carrying value with management’s best estimate of the asset’s expected future undiscounted cash flows without interest costs. If the expected future cash flows exceed the carrying value, no impairment is recognized. If the carrying value exceeds the expected future cash flows, an impairment equal to the excess of the carrying value over the estimated fair value of the asset is recognized. No such impairment may be restored in the future. The Company’s proved oil and gas properties are assessed for impairment on an individual field basis. The Company recognized impairments of $43,000 for the year ended September 30, 1999.

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

NOTE 2 - INCOME TAXES. At September 30, 2000, the Company had net operating loss, depletion, and investment tax credit carryforwards for income tax purposes of $2,323,000, $836,000, and $2,000, respectively. If not utilized, the net operating losses will expire during the period from 2001 through 2019, and the investment tax credit carryforwards will expire during the period 2001. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2000, computed in accordance with SFAS No. 109, is as follows:

Deferred Tax Assets
  Net operating loss carryforward                                                                         $     813,000
  Depletion carryforward                                                                                        293,000
  Investment tax credit carryforward                                                                              2,000
  Tax basis of assets written off for financial statement purposes                                              688,000
  Depletion, depreciation, amortization, and valuation allowance for financial statement
    purposes in excess of amounts for income tax purposes                                                         5,000
                                                                                                          --------------
Total Gross Deferred Tax Assets                                                                               1,801,000
  Less valuation allowance                                                                                   (1,801,000)
                                                                                                          --------------
Net Deferred Tax Asset                                                                                    $          --
                                                                                                          ==============
ALTEX INDUSTRIES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements September 30, 2000 and 1999 Based on the uncertainty of future realization, a valuation allowance equal to the net deferred tax asset has been provided. Accordingly, no tax benefit has been recorded.

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                                                                        2000               1999
                                                                                                  ===============================
Tax (benefit) expense at 34% of net earnings (loss)                                              $     35,000             (51,000)
Change in valuation allowance for net deferred tax assets                                            (756,000)           (712,000)
Expiration of tax carryforwards                                                                       747,000             745,000
Other                                                                                                 (26,000)            (18,000)
                                                                                                  -------------------------------
Income tax expense                                                                               $         --                  --
                                                                                                  ===============================

NOTE 3 - RELATED PARTY TRANSACTIONS. Pursuant to an employment agreement with the Company, the Company’s president has purchased from the Company 2,383,615 shares of the Company’s common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. The Company’s two non-executive directors have each purchased 155,544 shares of the Company’s common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on September 30, 2002, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company’s common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $17,000 of both interest income and general and administrative expense related to the notes in 2000 and 1999. The president’s employment agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company’s earnings before income tax. At September 30, 2000, the Company had accrued bonus expense of $12,000.

NOTE 4 - MAJOR CUSTOMERS. In 2000 and 1999 the Company had, respectively, three and two customers who individually accounted for 10% or more of the Company’s revenue and who, in aggregate, accounted for 88% and 80% of revenue in 2000 and 1999, respectively. In 2000 the three customers individually accounted for 58% , 17%, and 13% of revenue; and in 1999 the two customers individually accounted for 64% and 16% of revenue.

NOTE 5 - LEASES. The Company rents office space under a noncancellable operating lease that expires in April 2004. At September 30, 2000, required future payments under the lease are $21,000 for each of the years ending September 30, 2001 through September 30, 2003, and $12,000 for the year ended September 30, 2004. In 2000 and 1999 the Company incurred rent expense of $21,000.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT. The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company recognized $20,000 in RR&D expense related to the field in 1998 and expended $3,000 and $16,000 on RR&D activities in the field in 2000 and 1999, respectively. The Company has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured.

NOTE 7 - SUBSEQUENT EVENT. On November 16, 2000, the Company received approximately $439,000 cash proceeds from the sale of substantially all of its interests in the Altamont-Bluebell Field in Utah, and approximately $62,000 cash proceeds from the sale of various other interests in producing oil and gas properties in Colorado, Oklahoma, and Wyoming. The assets sold represented approximately 9% of the Company’s proved, developed, producing reserves estimated as of September 30, 2000. The Company is attempting to sell substantially all of its interests in producing oil and gas properties for cash, provided that certain target prices are realized.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements September 30, 2000 and 1999

NOTE 8 - SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED). The Company’s operations are confined to the continental United States, and all of the Company’s reserves are proved developed. Prices and costs in the tables below have been estimated using prices and costs in effect at the end of the years indicated. Prices are estimated net of estimated quality and transportation adjustments. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and tax credits. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                                                                                                         September 30, 2000
                                                                                                          ================
Proved properties                                                                                         $    2,139,000
Accumulated depreciation, depletion, amortization, and valuation allowance                                    (2,061,000)
                                                                                                          ----------------
Net capitalized cost                                                                                      $       78,000
                                        `                                                                 ================
II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES
                                                                                        Oil in Barrels                Gas in Mcfs
                                                                                        ===========================================
Balance at September 30, 1998                                                                100,000                     1,283,000
  Revisions of previous estimates                                                             59,000                      (612,000)
  Production                                                                                 (17,000)                     (121,000)
                                                                                        -------------------------------------------
Balance at September 30, 1999                                                                142,000                       550,000
  Revisions of previous estimates                                                             30,000                       356,000
  Production                                                                                 (18,000)                     (106,000)
                                                                                        -------------------------------------------
Balance at September 30, 2000                                                                154,000                       800,000
                                                                                        ===========================================
III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE
                                                                                                       At September 30
                                                                                             2000                          1999
                                                                                        ===========================================
Estimated future revenue                                                                $  7,170,000                     4,329,000
Estimated future expenditures                                                             (4,495,000)                   (2,708,000)
                                                                                        -------------------------------------------
Estimated future net revenue                                                               2,675,000                     1,621,000
10% annual discount of estimated future net revenue                                       (1,003,000)                     (569,000)
                                                                                        -------------------------------------------
Present value of estimated future net revenue                                           $  1,672,000                     1,052,000
                                                                                        ===========================================
IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE
                                                                                                   Year ended September 30
                                                                                             2000                          1999
                                                                                        ===========================================
Present value of estimated future net revenue, beginning of year                        $  1,052,000                       655,000
Sales, net of production costs                                                              (385,000)                     (172,000)
Net change in prices and costs of future production                                          372,000                       744,000
Revisions of quantity estimates                                                              520,000                      (194,000)
Accretion of discount                                                                        105,000                        65,000
Change in production rates and other                                                    $      8,000                       (46,000
                                                                                        -------------------------------------------
Present value of estimated future net revenue, end of year                              $  1,672,000                     1,052,000
                                                                                        ===========================================
Exhibit Index 27 Financial Data Schedule - Submitted only in electronic format herewith, pursuant to Item 601(c) of Regulation S-B