Form 10KSB/A
period 2000-09-30
ALTEX INDUSTRIES INC
filed 2001-01-26
CIK 775057

 ---------------------------------------------------------------------------------------------------------------------------

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

Delaware -------- (State or Other Jurisdiction of Incorporation or Organization) POB 1057 Breckenridge, CO ------------------------------------- (Address of Principal Executive Offices) 84-0989164 ---------- (I.R.S. Employer Identification No.) 80424-1057 ---------- (Zip Code) Issuer's Telephone Number, Including Area Code: (303) 265-9312 Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

Issuer's revenue for its most recent fiscal year: $883,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 20, 2000: $783,000

Number of shares outstanding of issuer's Common Stock as of December 20, 2000: 15,561,325 Transitional Small Business Disclosure Format: Yes No X

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy statement to be filed in connection with the Registrant's 2001 Annual Meeting of Shareholders -------------------------------------------------------------------------------

“Safe Harbor” Statement under the United StatesPrivate
Securities Litigation Reform Act of 1995

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

Although many entities produce oil and gas, competitive factors play a material role in the Company’s production operations only to the extent that such factors affect demand for and prices of oil and gas and demand for, supply of, and prices of oilfield services. The sale of oil and gas is regulated by Federal, state, and local agencies, and the Company is also subject to Federal, state, and local laws and regulations relating to the environment. These laws and regulations generally provide for cof pollutants released into the environment and require responsible parties to undertake remediation. The Company regularly assesses its exposure to environmental liability and to reclamation, restoration, and dismantlement expense (“RR&D”), which activities are covered by Federal, state, and local regulation. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured. (See Management’s Discussion and Analysis below.)

Item 2. Description of Property.

Wells and Acreage: At October 31, 2000, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At October 31, 2000, the Company owned working interests in 79 gross (15.8 net) productive oil wells (certain of which produce associated natural gas), no wells producing only natural gas and 30,000 gross (6,400 net) developed acres. Substantially all of the Company’s production is located in Colorado, Utah, and Wyoming. One well accounts for approximately 17% of the Company’s oil and gas sales and for approximately 35% of the Company’s estimated proved oil reserves. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 8 of Notes to Consolidated Financial Statements below.

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
===============  ===============  =============== ============= ============= ============================

Drilling Activity: The Company participated in the drilling of one development well in fiscal 1998 (“FY98”) and did not participate in the drilling of any wells during fiscal 1999 (“FY99”) or fiscal 2000 (“FY00”).

Item 3. Legal Proceedings.

None. Item 4. Submission of Matters to a Vote of Security-Holders. None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “ALTX”. Inter-dealer prices provided by the OTC Bulletin Board, which do not include retail mark-up, mark-down, or commission, and may not represent actual transactions, are listed in the table below.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

At December 20, 2000, nominal world oil prices and nominal domestic natural gas prices were unusually high. At such price levels, all other things being equal, cash flow from operations is likely to be higher than it would have been at lower price levels. However, unless the Company’s production of oil and gas increases as the result of acquisitions of producing oil and gas properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the near future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the current high level of prices, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity. Except for cash generated by the operation of the Company’s producing oil and gas properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 20, 2000, the Company had no material commit- ments for capital expenditures.

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

LIQUIDITY

Operating Activities. In FY00 cash provided by operations was $112,000, and in FY99 cash used in operations was $68,000. Cash provided by operations increased principally due to the increase in net earnings. Investing Activities. In FY00 the Company expended $6,000 on other capital expenditures, and in FY99 the Company expended $2,000 on oil and gas property development.

Financing Activities. In FY00 the Company expended $9,000 to acquire 156,166 shares of treasury stock, and in FY99 the Company expended $4,000 to acquire 53,000 shares of treasury stock.

The Company’s revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company’s control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company’s sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At December 20, 2000, nominal world oil prices and nominal domestic natural gas prices were unusually high, and both the Company and the futures markets expect price levels to decline. Unless prices remain at the current high levels, the Company is unlikely to experience material positive earnings unless it dramatically increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current high oil price levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material ion the net sales or revenues or income from continuing operations.

Item 7. Financial Statements.

The consolidated financial statements follow the signature page. Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. Mr. Steven H. Cardin, 50, has been Chairman of the Board of Directors and the President and Chief Executive Officer of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 49, has been a Director since 1989 and a partner in the law firm of Kandel, Klitenic, Cox, Betten &Chernow, LLP for over five years. Mr. Stephen F. Fante, 45, has been a Director since 1989. Mr. Fante was Chairman of the Board of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, from 1979 until March 1992. Subsequently, he was Chairman of the Board and President of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Messrs. Chernow's, Cardin's, and Fante's terms as Directors continue until their successors are duly elected and qualified.

Item 10. Executive Compensation.

Each Director who is not also an officer of the Company receives $500 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings. The Company has a stock option plan, but no options are outstanding under the plan or otherwise. In 1998, the Company’s two non-executive Directors each purchased 155,544 shares of the Company’s Common Stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,000. The notes are non-recourse, secured by the respective shares, bear interest at the Applicable Federal Rate, and are due on September 30, 2002. The principal amount of the notes can be paid with shares of the Company’s Common Stock. The Company will reimburse the Directors for interest expense related to the notes and will indemnify them against additional tax due as a result of such reimbursement and indemnification.

Mr. Cardin has an Employment Agreement with the Company that was effective October 1, 1996, that has an initial term of five years, and that provides that Mr. Cardin is to receive a base salary of $150,000 per annum, escalating at no less than 5% per annum, and an annual bonus of no less than 10% of the Company’s earnings before tax. Pursuant to the agreement, Mr. Cardin purchased from the Company 2,383,615 shares of the Company’s Common Stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a note receivable from him of $306,000. The note is non-recourse, secured by the shares, bears interest at the Applicable Federal Rate, and is due at the end of the term of the Employment Agreement. The principal amount of the note can be paid with shares of the Company’s Common Stock. The Company will reimburse Mr. Cardin for interest expense related to the note and will indemnify him against additional tax due as a result of such reimbursement and indemnification.

The Employment Agreement also provides that, in the event the Company terminates Mr. Cardin’s employment by reason of his permanent disability, the Company shall (1) pay Mr. Cardin a total sum, payable in 24 equal monthly installments, equal to 50% of the base salary to which he would have been entitled had he performed his duties for the Company for a period of two years after his termination, less the amount of any disability insurance benefits he receives under policies maintained by the Company for his benefit, and (2) continue to provide Mr. Cardin with all fringe benefits provided to him at the time of his permanent disability for a period of two years following such permanent disability.

The Employment Agreement also provides that, in the event the Company terminates Mr. Cardin’s employment in breach of the agreement, or in the event that Mr. Cardin terminates his employment because his circumstances of employment shall have changed subsequent to a change in control, then the Company shall pay Mr. Cardin a lump sum payment equal to the sum of (1) twice Mr. Cardin’s base salary during the 12-month period immediately preceding the termination of his employment, (2) the greater of (a) twice any annual bonus paid to or accrued with respect to Mr. Cardin by the Company during the fiscal year immediately preceding the fiscal year in which his employment shall have been terminated or (b) three times his base salary during the 12-month period immediately preceding the termination of his employment, and (3) any other compensation owed to Mr. Cardin at the time of his termination. The agreement also provides that the Company will indemnify Mr. Cardin against any special tax that may be imposed on him as a result of any such termination payment made by the Company pursuant to the agreement. Under the Employment Agreement, a change in control is deemed to occur (1) if there is a change of one-third of the Board of Directors under certain conditions, (2) if there is a sale of all or substantially all of the Company’s assets, (3) upon certain mergers or consolidations, (4) under certain circumstances if another person (or persons) acquires 20% or more of the outstanding voting shares of the Company, or (5) if any person except Mr. Cardin shall own or control half of such outstanding voting shares.

The following table sets forth the dollar value of compensation earned by the Company's CEO, its only executive officer, during the last three fiscal years. Summary Compensation Table
                                                    Annual Compensation
                                                     -----------------
Name and Principal Position      Year        Salary        Bonus       Other Annual
                                                                       Compensation
Steven H. Cardin, CEO            2000       $173,000      $12,000          $14,000
                                 1999       $165,000         --            $15,000
                                 1998       $158,000       $1,000          $20,000
-------------------------------  ----    ------------  ----------- -----------------

Pursuant to his Employment Agreement (See above), Mr. Cardin paid $20,000, $15,000, and $14,000 in interest to the Company in 1998, 1999, and 2000, respectively; and the Company reimbursed him for those payments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning each person who, as of January 18, 2000, is known to the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, and information regarding Common Stock of the Company beneficially owned, as of January 18, 2000, by all Directors and executive officers and by all Directors and executive officers as a group.

           Name and Address of Beneficial Owner                   Shares of Common Stock         Percent
                                                                    Beneficially Owned          of Class
Steven H. Cardin (Director and Executive Officer)
POB 1057
Breckenridge CO 80424-1057                                                  6,297,018             40.5%
Jeffrey S. Chernow (Director)
POB 1057
Breckenridge CO 80424-1057                                                    155,544              1.0%
Stephen F. Fante (Director)
POB 1057
Breckenridge CO 80424-1057                                                    155,544              1.0%
David L. Goldman
100 Federal St
Boston MA 02110                                                             1,212,500              7.8%
---------------------------------------------------------------  -----------------------------  ---------
All Directors and Executive Officers as a Group (3 Persons)                 6,608,106             42.5%

Item 12. Certain Relationships and Related Transactions.

None. Item 13. Exhibits, List and Reports on Form 8-K.

(1) Exhibits

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

On November 29,2000, the Company filed a report on Form 8-K reporting the sale of certain of AOC's interests in producing oil gas properties.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf bth undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC. By: /s/ STEVEN H. CARDIN January 24, 2001 ------------------------------------------ ------------------------- Steven H. Cardin, CEO Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ STEVEN H. CARDIN December 27, 2000 ------------------------------------------ ------------------------- Steven H. Cardin, Director, Principal Date Executive Officer, Principal Financial Officer, and Principal Accounting Officer By: /s/ STEPHEN F. FANTE December 27, 2000 ------------------------------------------ ------------------------- Director Date

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors Altex Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the the years in the two-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and subsidiary as of September 30, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended Septem ber 30, 2000, in conformity with generally accepted accounting principles.

Higgins, Meritt & Burdick, P.C. Denver, Colorado October 26, 2000 ALTEX INDUSTRIES, INC. AND SUBSIDIARY Consolidated Balance Sheet September 30, 2000 Assets
Current assets
    Cash and cash equivalents                                                                                          $  1,757,000
    Accounts receivable                                                                                                     101,000
    Other receivables                                                                                                        16,000
    Other                                                                                                                     2,000
                                                                                                                       -------------
            Total current assets                                                                                          1,876,000

Property and equipment, at cost
    Proved oil and gas properties (successful efforts method) (Notes 6 and 8)                                             2,139,000
    Other                                                                                                                    64,000
                                                                                                                       -------------
                                                                                                                          2,203,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                                      (2,120,000)
                                                                                                                       -------------
            Net property and equipment                                                                                       83,000

Other assets                                                                                                                 29,000
$ 1,988,000 ============= Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                                                                   $     21,000
    Accrued production costs                                                                                                 38,000
    Accrued reclamation, restoration, and dismantlement                                                                       1,000
    Other accrued expenses                                                                                                   46,000
                                                                                                                       -------------
            Total current liabilities                                                                                       106,000

Stockholders' equity (Note 3)
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                                  --
    Common stock, $.01 par value. Authorized 50,000,000 shares, 15,561,325 shares issued and outstanding                    156,000
    Additional paid-in capital                                                                                           14,271,000
    Accumulated deficit                                                                                                 (12,186,000)
    Notes receivable from stockholders                                                                                     (359,000)
                                                                                                                       -------------
                                                                                                                          1,882,000
Commitments and Contingencies (Notes 3, 5, and 6)
                                                                                                                       $  1,988,000
                                                                                                                       ============
See accompanying notes to consolidated financial statements. ALTEX INDUSTRIES, INC. AND SUBSIDIARY Consolidated Statements of Operations Years ended September 30, 2000 and 1999
                                                                                                      2000                    1999
Revenue
    Oil and gas sales                                                                           $   771,000                 454,000
    Interest (Note 3)                                                                               109,000                  96,000
    Other income                                                                                      3,000                   4,000
                                                                                                ------------------------------------
                                                                                                    883,000                 554,000
                                                                                                ------------------------------------
Costs and expenses
    Lease operating                                                                                 301,000                 230,000
    Production taxes                                                                                 85,000                  52,000
    General and administrative (Note 3)                                                             362,000                 355,000
    Exploration                                                                                       1,000                    --
    Reclamation, restoration, and dismantlement (Note 6)                                             16,000                   1,000
    Depreciation, depletion, and amortization                                                        14,000                  65,000
                                                                                                ------------------------------------
                                                                                                    779,000                 703,000
                                                                                                ------------------------------------
Net earnings (loss)                                                                             $   104,000                (149,000)

Earnings (loss) per share of common stock                                                             $0.01                  ($0.01)
                                                                                                ====================================
Weighted average shares outstanding                                                              15,593,050              15,733,181
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
                                                                                                           2000                1999
Cash flows from operating activities
    Net earnings (loss)                                                                             $   104,000            (149,000)
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation, depletion, and amortization                                                        14,000              65,000
        (Increase) decrease in accounts receivable                                                      (30,000)             20,000
        (Increase) decrease in other receivables                                                         (3,000)              6,000
        Decrease in other assets                                                                          4,000               1,000
        Increase in accounts payable                                                                      5,000               2,000
        Increase in accrued production costs                                                             10,000               1,000
        Decrease in accrued restoration, reclamation, and  dismantlement                                 (3,000)            (16,000)
        Increase in other accrued expenses                                                               11,000               2,000
                                                                                                     -------------------------------
                Net cash provided by (used in) operating activities                                     112,000             (68,000)
                                                                                                     -------------------------------

Cash flows from investing activities
    Oil and gas property development expenditures                                                          --                (2,000)
    Other capital expenditures                                                                           (6,000)               --
                                                                                                     -------------------------------
                Net cash used in investing activities                                                    (6,000)             (2,000)
                                                                                                     -------------------------------

Cash flows used in financing activities
    Acquisition of treasury stock                                                                        (9,000)             (4,000)
                                                                                                     -------------------------------
----------

Net increase (decrease) in cash and cash equivalents                                                     97,000             (74,000)
                                                                                                     -------------------------------
Cash and cash equivalents at beginning of year                                                        1,660,000           1,734,000
                                                                                                     -------------------------------
Cash and cash equivalents at end of year                                                            $ 1,757,000           1,660,000
See accompanying notes to consolidated financial statements. ALTEX INDUSTRIES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements September 30, 2000 and 1999 Note 1 - Nature of Operations and Summary of Significant Accounting Policies. Nature of Operations: Altex Industries, Inc. and its wholly owned subsidiary, jointly referred to as "the Company," own interests, including working interests, in productive oil and gas properties located in Colorado, Utah, and Wyoming. Principles of Consolidation: The consolidated financial statements include the accounts of Altex Industries, Inc. and its wholl subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Property and Equipment: The Company follows the successful efforts method of accounting for oil and gas operations, under which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units-of-production method based on estimated quantities of proved reserves and estimated RR&D. Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, or valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Actual RR&D expense in excess of estimated RR&D expense is charged to operations. Impairment of Long-Lived Assets: The Company assesses long-lived assets for impairment when circumstances indicate that the carrying value of such assets may not be recoverable. This review compares the asset's carrying value with management's best estimate of the a expected future undiscounted cash flows without interest costs. If the expected future cash flows exceed the carrying value, no impairment irecognized If the carrying value exceeds the expected future cash flows, an impairment equal to the excess of the carrying value over the estimated fair value of the asset is recognized. No such impairment may be restored in the future. The Company's proved oil and gas properties are assessed for impairment on an individual field basis. The Company recognized impairments of $43,000 for the year ended September 30, 1999. Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. Earnings Per Share: Earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year. Note 2 - Income Taxes. At September 30, 2000, the Company had net operating loss, depletion, and investment tax credit carryforwards for income tax purposes of $2,323,000, $836,000, and $2,000, respectively. If not utilized, the net operating losses will expire during the period from 2001 through 2019, and the investment tax credit carryforwards will expire during the period 2001. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2000, computed in accordance with SFAS No. 109, is as follows:
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

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                                                                        2000                  1999

Tax (benefit) expense at 34% of net earnings (loss)                                                 $  35,000               (51,000)
Change in valuation allowance for net deferred tax assets                                            (756,000)             (712,000)
Expiration of tax carryforwards                                                                       747,000               745,000
Other                                                                                                 (26,000)              (18,000)
                                                                                                    ----------             ---------
Income tax expense                                                                                  $      --                    --
                                                                                                    =========              =========
Note 3 - Related Party Transactions. Pursuant to an employment agreement with the Company, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. The Company's two non-executive directors have each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on September 30, 2002, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $17,000 of both interest income and general and administravtive expense related to the notes in 2000 and 1999. The president's employment agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. At September 30, 2000, the Company had accrued bonus expense of $12,000. Note 4 - Major Customers. In 2000 and 1999 the Company had, respectively, three and two customers who individually accounted for 10% or more of the Company's revenue and who, in aggregate, accounted for 88% and 80% of revenue in 2000 and 1999, respectively. In 2000 the three customers individually accounted for 58%, 17%, and 13% of revenue; and in 1999 the two customers individually accounted for 64% and 16% of revenue. Note 5 - Leases. The Company rents office space under a noncancellable operating lease that expires in April 2004. At September 30, 2000, required future payments under the lease are $21,000 for each of the years ending September 30, 2001 through September 30, 2003, and $12,000 for the year ended September 30, 2004. In 2000 and 1999 the Company incurred rent expense of $21,000. Note 6 - Reclamation, Restoration, and Dismantlement. The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company recognized $20,000 in RR&D expense related to the field in 1998 and expended $3,000 and $16,000 on RR&D activities in the field in 2000 and 1999, respectively. The Company has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured. Note 7 - Subsequent Event. On November 16, 2000, the Company received approximately $439,000 cash proceeds from the sale of substantially all of its interests in the Altamont-Bluebell Field in Utah, and approximately $62,000 cash proceeds from the sale of various other interests in producing oil and gas properties in Colorado, Oklahoma, and Wyoming. The assets sold represented approximately 9% of the Company’s proved, developed, producing reserves estimated as of September 30, 2000. The Company is attempting to sell substantially all of its interests in producing oil and gas properties for cash, provided that certain target prices are realized. ALTEX INDUSTRIES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements September 30, 2000 and 1999 Note 8 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company’s operations are confined to the continental United States, and all of the Company’s reserves are proved developed. Prices and costs in the tables below have been estimated using prices and costs in effect at the end of the years indicated. Prices are estimated net of estimated quality and transportation adjustments. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryfor wards and tax credits. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data. I. Capitalized Costs Relating to Oil and Gas Producing Activities
                                                                                                                September 30, 2000
Proved properties                                                                                                     $ 2,139,000
Accumulated depreciation, depletion, amortization, and valuation allowance                                             (2,061,000)
                                                                                                                      ------------
Net capitalized cost                                                                                                  $    78,000
II. Estimated Quantities of Proved Oil and Gas Reserves
                                                                                         Oil in Barrels                 Gas in Mcfs
Balance at September 30, 1998                                                                 100,000                     1,283,000
  Revisions of previous estimates                                                              59,000                      (612,000)
  Production                                                                                  (17,000)                     (121,000)
                                                                                        --------------------------------------------
Balance at September 30, 1999                                                                 142,000                       550,000
  Revisions of previous estimates                                                              30,000                       356,000
  Production                                                                                  (18,000)                     (106,000)
                                                                                        --------------------------------------------
Balance at September 30, 2000                                                                 154,000                       800,000
III. Present Value of Estimated Future Net Revenue
                                                                                                           At September 30
                                                                                                  2000                      1999
Estimated future revenue                                                                       $7,170,000                 4,329,000
Estimated future expenditures                                                                  (4,495,000)               (2,708,000)
                                                                                        --------------------------------------------
Estimated future net revenue                                                                    2,675,000                 1,621,000
10% annual discount of estimated future net revenue                                            (1,003,000)                 (569,000)
                                                                                        --------------------------------------------
Present value of estimated future net revenue                                                  $1,672,000                 1,052,000
IV. Summary of Changes in Present Value of Estimated Future Net Revenue
                                                                                                       Year ended September 30
                                                                                                  2000                      1999
Present value of estimated future net revenue, beginning of year                               $1,052,000                   655,000
Sales, net of production costs                                                                   (385,000)                 (172,000)
Net change in prices and costs of future production                                               372,000                   744,000
Revisions of quantity estimates                                                                   520,000                  (194,000)
Accretion of discount                                                                             105,000                    65,000
Change in production rates and other                                                                8,000                   (46,000)
                                                                                        --------------------------------------------
Present value of estimated future net revenue, end of year                                     $1,672,000                 1,052,000
Exhibit Index 27 Financial Data Schedule - Submitted only in electronic format herewith, pursuant to Item 601(c) of Regulation S-B