Form 10QSB
period 2000-12-31
ALTEX INDUSTRIES INC
filed 2001-02-09
CIK 775057

 -------------------------------------------------------------------------------

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2000
Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ---- to ----
Commission file number 1-9030

ALTEX INDUSTRIES, INC.

-----------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)
Delaware

(State or Other Jurisdiction of
Incorporation or Organization)
84-0989164

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

Yes X No
Number of shares outstanding of issuer's Common Stock as of February 7, 2001:
15,561,325
Transitional Small Business Disclosure Format:
Yes No X
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2000

(Unaudited)

                                                        ASSETS
Current Assets
    Cash and cash equivalents                                                               $ 2,272,000
    Accounts receivable                                                                         108,000
    Other receivables                                                                            23,000
    Other                                                                                         4,000
            Total current assets                                                              2,407,000

Property and equipment, at cost
    Proved oil and gas properties (successful efforts method)                                 1,094,000
    Other                                                                                        67,000
                                                                                              1,161,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance          (1,076,000)
            Net property and equipment                                                           85,000

Other assets                                                                                     29,000

                                                                                            $ 2,521,000

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                        $    17,000
    Accrued production costs                                                                     13,000
    Accrued reclamation, restoration, and dismantlement                                           1,000
    Other accrued expenses                                                                       45,000
            Total current liabilities                                                            76,000
                                                                                           ------------

Stockholders' equity
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                      --
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,561,325 shares        156,000
    Additional paid-in capital                                                               14,271,000
    Accumulated deficit                                                                     (11,623,000)
    Note receivable from stockholder                                                           (359,000)
                                                                                              2,445,000
                                                                                           $  2,521,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

                                                                                                               Three Months Ended
                                                                                                                    December 31
                                                                                                                2000            1999
Revenue
    Oil and gas sales                                                                                   $    233,000         178,000
    Interest income                                                                                           37,000          25,000
    Other income (expense)                                                                                    (1,000)          2,000
    Gain on sale of assets                                                                                   488,000               -
                                                                                                             757,000         205,000
Costs and expenses
    Lease operating                                                                                           66,000          73,000
    Production taxes                                                                                          27,000          21,000
    General and administrative                                                                                98,000          90,000
    Depreciation, depletion, amortization, and valuation                                                       3,000           5,000
allowance
                                                                                                             194,000         189,000
Net earnings                                                                                            $    563,000          16,000
Earnings per share                                                                                      $        .04               *
Weighted average shares outstanding                                                                       15,561,325      15,687,263
*Less than $.01 per share

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flow

(Unaudited)

                                                                                                          Three Months Ended
                                                                                                             December 31
                                                                                                          2000         1999
Cash flows from operating activities
  Net earnings                                                                                     $   563,000               16,000
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Gain on sale of assets                                                                          (488,000)                   -
      Depreciation, depletion, amortization, and valuation allowance                                     3,000                5,000
      Increase in accounts receivable                                                                   (7,000)              (8,000)
      Increase in other receivables                                                                     (7,000)              (1,000)
      Increase in other current assets                                                                  (2,000)                   -
      Increase (decrease) in accounts payable                                                           (4,000)              12,000
      Increase (decrease) in accrued production costs                                                  (25,000)               4,000
      Decrease in accrued reclamation, restoration, and dismantlement                                        -               (3,000)
      Decrease in other accrued expenses                                                                (1,000)              (9,000)
        Net cash provided by operating activities                                                       32,000               16,000

Cash flows from investing activities
    Proceeds from sale of assets                                                                       488,000                    -
    Other additions to property and equipment                                                           (5,000)              (3,000)
        Net cash provided by (used in) investing activities                                            483,000               (3,000)

Cash flows from financing activities
    Acquisition of treasury stock                                                                            -               (9,000)
        Net cash used in financing activities                                                                -               (9,000)

Net increase in cash and cash equivalents                                                              515,000                4,000
Cash and cash equivalents at beginning of period                                                     1,757,000            1,660,000
Cash and cash equivalents at end of period                                                         $ 2,272,000            1,664,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated, Condensed Financial Statements

(Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2000, and the cash flows and results of operations for the three months then ended (“Q1FY01”). Such adjustments consisted only of normal recurring items. Certain reclassifications have been made to the financial statements for the three months ended December 31, 1999 (“Q1FY00”), to conform with the classifications used in the financial statements for Q1FY01. The results of operations for the periods ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2000 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

-------------------------------------------------------------------------------

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10-QSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause a result to differ materially include, among others: general economic conditions; the market prices of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company’s ability to find, acquire, and develop new properties and its ability to produce and market its oil and gas reserves; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company’s competitors; the Company’s ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein and in the Company’s filings with the Securities and Exchange Commission.

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

In Q1FY01 the Company received $488,000 cash proceeds, net of expenses, from the sale of interests in producing oil and gas properties. The assets sold represented approximately 9% of the Company’s proved, developed, producing reserves estimated as of September 30, 2000. Cash balances increased in Q1FY01 principally because of proceeds from the sale of assets. Also as a result of the sale of assets, the Company removed $1,045,000 from proved oil and gas properties and from accumulated depreciation, depletion, amortization, and valuation allowance. The Company’s wholly-owned subsidiary, Altex Oil Corporation (“AOC”), is attempting to sell substantially all of its interests in producing oil and gas properties for cash, provided that certain target prices are realized. There can be no assurance that any additional interests will actually be sold. Any sale will be subject to applicable legal and regulatory requirements. AOC does not currently intend to sell its non-producing interests in the Tar Sands Triangle Area of Utah.

The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the Field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities in the Field will be material, although this cannot be assured. After its bonds with the State of Wyoming and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the Field, although this cannot be assured. The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense (“RR&D”). The

Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

At February 7, 2001, world oil prices and domestic natural gas and natural gas liquids prices were unusually high. At such price levels, all other things being equal, cash flow from operations is likely to be higher than it would have been at lower price levels. However, unless the Company’s production increases as the result of acquisitions of producing properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the proceeds from possible additional asset sales, and the current high level of oil and natural gas and natural gas liquids prices, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity. Except for cash generated by the operation of the Company’s producing properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 7, 2001, the Company had no material commitments for capital expenditures.

RESULTS OF OPERATIONS

Oil sales increased 28% from $106,000 in Q1FY00 to $136,000 in Q1FY01, and gas sales increased 35% from $72,000 in Q1FY00 to $97,000 in Q1FY01. Oil sales increased because a 1% decrease in oil sold was offset by a 30% increase in realized oil prices. Gas sales increased because a 27% decrease in gas sold was offset by a 84% increase in realized gas prices. Net earnings increased from $16,000 in Q1FY00 to $563,000 in Q1FY01 because of increased sales and because of a gain on sale of assets of $488,000.

LIQUIDITY

Operating Activities. Cash provided by operating activities increased from $16,000 in Q1FY00 to $32,000 in Q1FY01 because of increased net earnings exclusive of gain on sale of assets.

Investing Activities. The Company expended $3,000 and $5,000 for other additions to property and equipment in Q1FY00 and Q1FY01, respectively. In Q1FY01 the Company received $488,000 in proceeds from the sale of assets.

Financing Activities. The Company expended $9,000 to acquire 156,000 shares of treasury stock in Q1FY00.

The Company’s revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and beyond the Company’s control. In addition, because the quantity of oil, gas, and natural gas liquids produced from existing wells declines over time, the Company’s sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing properties. At February 7, 2001, world oil prices and domestic natural gas and natural gas liquids prices were unusually high, and both the Company and the futures markets expect price levels to decline. Unless prices remain at the current high levels, the Company is unlikely to experience material positive earnings unless it dramatically increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current high price levels, the Company is not aware of any other trends, events, or uncertainties thav had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

-------------------------------------------------------------------------------
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits 27. Financial Data Schedule - Submitted only in electronic format, pursuant to Item 601(c) of Regulation S-B. (b) Reports on Form 8-K. On November 29, 2000, the Company filed a Form 8-K reporting the disposition of assets.

-------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.
Date: February 8, 2001
By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer

Exhibit Index
27 Financial Data Schedule - Submitted only in electronic format, pursuant to Item 601(c) of Regulation S-B Page 8 of 8