Form 10QSB
period 2001-03-31
ALTEX INDUSTRIES INC
filed 2001-05-04
CIK 775057

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

         Transition report under Section 13 or 15(d) of the Exchange Act

                       For the transition period from to .

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter

                                    Delaware
                        --------------------------------
                        (State or Other Jurisdiction of
                         Incorporation or Organization)


                                   84-0989164
                        --------------------------------
                      (I.R.S. Employer Identification No.)

                       POB 1057 Breckenridge CO 80424-1057
                        --------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 265-9312
                        --------------------------------
                (Issuer's Telephone Number, Including Area Code)

 Number of shares outstanding of issuer's Common Stock as of May 1, 2001:
                                   15,561,225

                 Transitional Small Business Disclosure Format:

                                    Yes___ No X

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                                     ASSETS

Current Assets
    Cash and cash equivalents                                                                 $  2,320,000
    Accounts receivable                                                                             87,000
    Other receivables                                                                               17,000
    Other                                                                                            6,000
                                                                                               -----------
            Total current assets                                                                 2,430,000
                                                                                               -----------

Property and equipment, at cost
    Proved oil and gas properties (successful efforts method)                                    1,094,000
    Other                                                                                           67,000
                                                                                               -----------
                                                                                                 1,161,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance             (1,077,000)
                                                                                               -----------
            Net property and equipment                                                              84,000

Other assets                                                                                        29,000

                                                                                               -----------
                                                                                              $  2,543,000
                                                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                          $     13,000
    Accrued production costs                                                                        16,000
    Accrued reclamation, restoration, and dismantlement                                              1,000
    Other accrued expenses                                                                          52,000
                                                                                               -----------
            Total current liabilities                                                               82,000
                                                                                               -----------

Stockholders' equity
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                          --
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,561,325 shares           156,000
    Additional paid-in capital                                                                  14,271,000
    Accumulated deficit                                                                        (11,607,000)
    Treasury stock, at cost, 100 shares at March 31, 2001                                              --
    Notes receivable from stockholders                                                            (359,000)
                                                                                               -----------
                                                                                                 2,461,000
                                                                                               -----------
                                                                                              $  2,543,000
                                                                                               ===========

    See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                           Three Months Ended                Six Months Ended
                                                                                March 31                         March 31
                                                                          2001            2000               2001           2000
                                                                    --------------------------------    ----------------------------
Revenue
    Oil and gas sales                                             $    176,000           196,000           409,000         374,000
    Interest income                                                     34,000            27,000            71,000          52,000
    Other income (expense)                                              (1,000)            1,000            (2,000)          3,000
    Gain on sale of assets                                                 --                --            488,000             --
                                                                    --------------------------------    ----------------------------
                                                                       209,000           224,000           966,000         429,000
                                                                    --------------------------------    ----------------------------
Costs and expenses
    Lease operating                                                     73,000            58,000           139,000         131,000
    Production taxes                                                    20,000            21,000            47,000          42,000
    General and administrative                                          97,000            89,000           195,000         179,000
    Reclamation, restoration, and dismantlement                            --             15,000               --           15,000
    Depreciation, depletion, amortization, and valuation                 3,000             5,000             6,000          10,000
allowance
                                                                    --------------------------------    ----------------------------
                                                                       193,000           188,000           387,000         377,000
                                                                    --------------------------------    ----------------------------
Net earnings                                                      $     16,000            36,000           579,000          52,000
                                                                    ================================    ============================
Earnings per share                                                $       *                 *               $0.04             *
                                                                    ================================    ============================


------------------------------------------------------------------
*Less than $.01 per share


    See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            March 31
                                                                                       2001          2000
                                                                                   --------------------------
Cash flows from operating activities
  Net earnings                                                                   $   579,000         52,000
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Gain on sale of assets                                                        (488,000)           --
      Depreciation, depletion, amortization, and valuation allowance                   6,000         10,000
      Decrease (increase) in accounts receivable                                      14,000        (30,000)
      Decrease (increase) in other receivables                                        (1,000)         1,000
      Increase in other current assets                                                (4,000)           --
      Increase (decrease) in accounts payable                                         (8,000)         2,000
      Decrease in accrued production costs                                           (22,000)          --
      Decrease in accrued reclamation, restoration, and dismantlement                    --          (3,000)
      Decrease (increase) in other accrued expenses                                    6,000         (6,000)
                                                                                   --------------------------
        Net cash provided by operating activities                                     82,000         26,000
                                                                                   --------------------------

Cash flows from investing activities
    Proceeds from sale of assets                                                     488,000           --
    Other additions to property and equipment                                         (7,000)        (5,000)
                                                                                   --------------------------
        Net cash provided by (used in) investing activities                          481,000         (5,000)
                                                                                   --------------------------

Cash flows from financing activities
    Acquisition of treasury stock                                                        --          (9,000)
                                                                                   --------------------------
        Net cash used in financing activities                                            --          (9,000)
                                                                                   --------------------------

Net increase in cash and cash equivalents                                            563,000         12,000
                                                                                   --------------------------
Cash and cash equivalents at beginning of period                                   1,757,000      1,660,000
                                                                                   --------------------------
Cash and cash equivalents at end of period                                       $ 2,320,000      1,672,000
                                                                                   ==========================




    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated, Condensed Financial Statements
                                  (Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

================================================================================

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

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

In the quarter ended December 31, 2000 ("Q1FY01"), the Company received $488,000 cash proceeds, net of expenses, from the sale of interests in producing oil and gas properties. The assets sold represented approximately 9% of the Company's proved, developed, producing reserves estimated as of September 30, 2000. Cash balances increased during the six months ended March 31, 2001, principally because of proceeds from the sale of assets. Also as a result of the sale of assets, the Company removed $1,045,000 from proved oil and gas properties and from accumulated depreciation, depletion, amortization, and valuation allowance. The Company's wholly-owned subsidiary, Altex Oil Corporation ("AOC"), is attempting to sell substantially all of its interests in producing oil and gas properties for cash, provided that certain target prices are realized. There can be no assurance that any additional interests will actually be sold. Any sale will be subject to applicable legal and regulatory requirements. AOC does not currently intend to sell its non-producing interests in the Tar Sands Triangle Area of Utah.

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

At May 1, 2001, world oil prices and domestic natural gas and natural gas liquids prices were unusually high. At such price levels, all other things being equal, cash flow from operations is likely to be higher than it would have been at lower price levels. However, unless the Company's production increases as the result of acquisitions of producing properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the proceeds from possible additional asset sales, and the current high level of oil and natural gas and natural gas liquids prices, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 1, 2001, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales decreased 10% from $196,000 in the quarter ended March 31, 2000 ("Q2FY00"), to $176,000 in the quarter ended March 31, 2001 ("Q2FY01"), and increased 9% from $374,000 in the six months ended March 31, 2000, to $409,000 in the six months ended March 31, 2001. Sales decreased from quarter to quarter because a 34% decline in barrels of oil equivalent ("BOE") sold was partially offset by a 35% increase in the average realized price per BOE. Sales increased from six months to six months because a 24% decline in BOE sold was more than offset by a 44% increase in average realized price per BOE. Interest income increased 26% from $27,000 in Q2FY00 to $34,000 in Q2FY01 because of higher cash balances. Interest income increased 37% from $52,000 in the six months ended March 31, 2000, to $71,000 in the six months ended March 31, 2001, because of higher cash balances and higher average effective interest rates. Lease operating expense increased 26% from $58,000 in Q2FY00 to $73,000 in Q2FY01 and 6% from $131,000 in the six months ended March 31, 2000, to $139,000 in the six months ended March 31, 2001, because of increased repairs and maintenance expense. Production taxes decreased 5% from $21,000 in Q2FY00 to $20,000 in Q2FY01 because of decreased sales and increased 12% from $42,000 in the six months ended March 31, 2000, to $47,000 in the six months ended March 31, 2001, because of increased sales. General and administrative expense increased 9% from $89,000 in Q2FY00 to $97,000 in Q2FY01 and 9% from $179,000 in the six months ended March 31, 2000, to $195,000 in the six months ended March 31, 2001, principally because of increased salary and medical insurance expense. During Q2FY00 the Company incurred $15,000 in expense associated with the plugging and abandonment of three wells. Net earnings decreased from $36,000 in Q2FY00 to $16,000 in Q2FY01 principally because of decreased sales and increased from $52,000 in the six months ended March 31, 2000, to $579,000 in the six months ended March 31, 2001, principally because of a gain on sale of assets of $488,000.

                                    LIQUIDITY

Operating Activities. Cash provided by operating activities increased from $26,000 in the six months ended March 31, 2000, to $82,000 in the six months ended March 31, 2001, because of increased net earnings exclusive of gain on sale of assets and because of an increase in accounts receivable in the six months ended March 31, 2000.

Investing Activities. The Company expended $5,000 and $7,000 for other additions to property and equipment in the six months ended March 31, 2000 and 2001, respectively. In Q1FY01 the Company received $488,000 in proceeds from the sale of assets.

Financing Activities. The Company expended $9,000 to acquire 156,000 shares of treasury stock in Q1FY00.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and beyond the Company's control. In addition, because the quantity of oil, gas, and natural gas liquids produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful work overs, or in the acquisition of interests in producing properties. At May 1, 2001, world oil prices and domestic natural gas and natural gas liquids prices were unusually high, and both the Company and the futures markets expect price levels to decline. Unless prices remain at the current high levels, the Company is unlikely to experience material positive earnings unless it dramatically increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current high price levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

================================================================================

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:   May 1, 2001                            By:   /s/ STEVEN H. CARDIN
     ------------------                             ---------------------------
                                                               Steven H. Cardin
                                                    Chief Executive Officer and
                                                    Principal Financial Officer