Form 10QSB
period 2001-06-30
ALTEX INDUSTRIES INC
filed 2001-07-31
CIK 775057

-------------------------------------------------------------------------------




                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

       __ Transition report under Section 13 or 15(d) of the Exchange Act

                       For the transition period from __ to __.

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                    Delaware
                      ------------------------------------
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

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

 Number of shares outstanding of issuer's Common Stock as of July 24, 2001:
                                   15,559,225

                 Transitional Small Business Disclosure Format:
                                    Yes No X




-------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2001
                                   (Unaudited)


                                     ASSETS

Current Assets
    Cash and cash equivalents                                                                   $            2,379,000
    Accounts receivable                                                                                        105,000
    Other receivables                                                                                           15,000
    Other                                                                                                       18,000
                                                                                                       ---------------
            Total current assets                                                                             2,517,000
                                                                                                       ---------------
Property and equipment, at cost
    Proved oil and gas properties (successful efforts method)                                                1,094,000
    Other                                                                                                       67,000
                                                                                                       ---------------
                                                                                                             1,161,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                         (1,080,000)
                                                                                                       ---------------
            Net property and equipment                                                                          81,000

Other assets                                                                                                    54,000
                                                                                                       ---------------
                                                                                                $            2,652,000
                                                                                                       ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                            $                8,000
    Accrued production costs                                                                                    18,000
    Accrued reclamation, restoration, and dismantlement                                                          1,000
    Other accrued expenses                                                                                     124,000
                                                                                                       ---------------
            Total current liabilities                                                                          151,000
                                                                                                       ---------------

Stockholders' equity
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                      -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,561,325 shares                       156,000
    Additional paid-in capital                                                                              14,271,000
    Accumulated deficit                                                                                    (11,567,000)
    Treasury stock, at cost, 2,100 shares at June 30, 2001                                                         -
    Notes receivable from stockholders                                                                        (359,000)
                                                                                                       ---------------
                                                                                                             2,501,000
                                                                                                       ---------------
                                                                                                $            2,652,000
                                                                                                       ===============

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                             Three Months Ended               Nine Months Ended
                                                                                   June 30                         June 30
                                                                             2001           2000              2001           2000
                                                                             --------------------------  ---------------------------
Revenue
    Oil and gas sales                                               $        243,000       193,000            652,000       567,000
    Interest income                                                           29,000        28,000            100,000        80,000
    Other income (expense)                                                    (1,000)          -               (3,000)        3,000
    Gain on sale of assets                                                    33,000           -              521,000           -
                                                                          -----------------------------  ---------------------------
                                                                             304,000       221,000          1,270,000       650,000
                                                                          -----------------------------  ---------------------------
Costs and expenses
    Lease operating                                                           67,000        66,000            206,000       197,000
    Production taxes                                                          29,000        21,000             76,000        63,000
    General and administrative                                               165,000        82,000            360,000       261,000
    Reclamation, restoration, and dismantlement                                  -           1,000                -          16,000
    Depreciation, depletion, amortization, and valuation                       3,000         5,000              9,000        15,000
     allowance                                                            -----------------------------  ---------------------------
                                                                             264,000       175,000            651,000       552,000
                                                                          -----------------------------  ---------------------------
Net earnings                                                        $         40,000        46,000            619,000        98,000
                                                                          =============================  ===========================
Earnings per share                                                  $             *             *              $0.04         $0.01
                                                                          =============================  ===========================
Weighted average shares outstanding                                       15,560,192    15,561,433         15,560,920    15,603,702
                                                                          =============================  ===========================

*Less than $.01 per share


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                    (Unaudited)

                                                                                          Nine Months Ended
                                                                                               June 30
                                                                                         2001           2000
                                                                                      -------------------------
Cash flows from operating activities
  Net earnings                                                                    $      619,000       98,000
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Gain on sale of assets                                                            (521,000)         -
      Depreciation, depletion, amortization, and valuation allowance                       9,000       15,000
      Increase in accounts receivable                                                     (4,000)     (40,000)
      Decrease (increase) in other receivables                                             1,000       (1,000)
      Increase in other current assets                                                   (16,000)         -
      Increase in other assets                                                           (25,000)
      Decrease in accounts payable                                                       (13,000)      (9,000)
      Increase (decrease) in accrued production costs                                    (20,000)       3,000
      Decrease in accrued reclamation, restoration, and dismantlement                        -         (3,000)
      Increase (decrease) in other accrued expenses                                       78,000       (3,000)
                                                                                       -----------------------
        Net cash provided by operating activities                                        108,000       60,000
                                                                                       -----------------------

Cash flows from investing activities
    Proceeds from sale of assets                                                         521,000          -
    Other additions to property and equipment                                             (7,000)      (5,000)
                                                                                       -----------------------
        Net cash provided by (used in) investing activities                              514,000       (5,000)
                                                                                       -----------------------
Cash flows from financing activities
    Acquisition of treasury stock                                                             -        (9,000)
                                                                                       -----------------------
        Net cash used in financing activities                                                 -        (9,000)
                                                                                       -----------------------
Net increase in cash and cash equivalents                                                622,000       46,000
Cash and cash equivalents at beginning of period                                       1,757,000    1,660,000
Cash and cash equivalents at end of period                                        $    2,379,000    1,706,000
                                                                                       =======================


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated, Condensed Financial Statements
                                   (Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

In the quarter ended December 31, 2000 ("Q1FY01"), the Company received $488,000 cash proceeds, net of expenses, from the sale of interests in producing oil and gas properties. The assets sold represented approximately 9% of the Company's proved, developed, producing reserves estimated as of September 30, 2000. In the quarter ended June 30, 2001 ("Q3FY01"), the Company received $33,000 cash proceeds from the sale of interests in undeveloped zones held by production from deeper zones in producing oil and gas properties in which the Company owns interests. Cash balances increased during the nine months ended June 30, 2001, principally because of proceeds from the sale of assets. Also as a result of the sale of assets, the Company removed $1,046,000 from proved oil and gas properties and from accumulated depreciation, depletion, amortization, and valuation allowance. The Company's wholly-owned subsidiary, Altex Oil Corporation ("AOC"), is attempting to sell substantially all of its interests in producing oil and gas properties for cash, provided that certain target prices are realized. There can be no assurance that any additional interests will actually be sold. Any sale will be subject to applicable legal and regulatory requirements. AOC does not currently intend to sell its non-producing interests in the Tar Sands Triangle Area of Utah.

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

At July 24, 2001, world oil prices and domestic natural gas and natural gas liquids prices were high. At such price levels, all other things being equal, cash flow from operations is likely to be higher than it would have been at lower price levels. However, unless the Company's production increases as the result of acquisitions of producing properties, successful drilling activities, or successful recompletions, the Company is likely to experience negative cash flow from operations in the future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the proceeds from possible additional asset sales, and the current high level of oil, natural gas, and natural gas liquids prices, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 24, 2001, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales increased 26% from $193,000 in the quarter ended June 30, 2000, ("Q3FY00") to $243,000 in Q3FY01 and increased 15% from $567,000 in the nine months ended June 30, 2000, to $652,000 in the nine months ended June 30, 2001. Sales increased from quarter to quarter because a 25% decline in oil sold was offset by an 18% increase in the average realized price per barrel and because a 2% increase in gas sold was accompanied by a 90% increase in average realized price per thousand of cubic feet. Sales increased from nine months to nine months because a 24% decline in oil sold was offset by an 8% increase in average realized price per barrel and because a 17% decline in gas sold was offset by a 104% increase in average realized price per thousand cubic feet. Interest income increased 25% from $80,000 in the nine months ended June 30, 2000, to $100,000 in the nine months ended June 30, 2001, because of higher cash balances. Production taxes increased 38% from $21,000 in Q3FY00 to $29,000 in Q3FY01 and 21% from $63,000 in the nine months ended June 30, 2000, to $76,000 in the nine months ended June 30, 2001, because of increased sales. General and administrative expense ("G&A") increased 101% from $82,000 in Q3FY00 to $165,000 in Q3FY01 and 38% from $261,000 in the nine months ended June 30, 2000, to $360,000 in the nine months ended June 30, 2001. Pursuant to his employment agreement, the Company's president receives an annual bonus of no less than 10% of earnings before income tax; accordingly, included in G&A in Q3FY01 and in other accrued expense at June 30, 2001, is $69,000 of accrued bonus expense. Excluding such expense, G&A increased 18% from $82,000 in Q3FY00 to $96,000 in Q3FY01 and 12% from $261,000 in the nine months ended June 30, 2000, to $291,000 in the nine months ended June 30, 2001, because of increased salary and insurance expense. During Q2FY00 the Company incurred $15,000 in expense associated with the plugging and abandonment of three wells. Net earnings decreased from $46,000 in Q3FY00 to $40,000 in Q3FY01 because of increased G&A, and increased from $98,000 in the nine months ended June 30, 2000, to $619,000 in the nine months ended June 30, 2001, because of gain on sale of assets of $521,000.

                                    LIQUIDITY

Operating Activities. Cash provided by operating activities increased from $60,000 in the nine months ended June 30, 2000, to $108,000 in the months ended June 30, 2001, because of an increase in accounts receivable in the nine months ended June 30, 2000.

Investing Activities. The Company expended $5,000 and $7,000 for other additions to property and equipment in the nine months ended June 30, 2000 and 2001, respectively. During the nine months ended June 30, 2001, the Company received $521,000 in proceeds from the sale of assets.

Financing Activities. The Company expended $9,000 to acquire 156,000 shares of treasury stock in Q1FY00.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and beyond the Company's control. In addition, because the quantity of oil, gas, and natural gas liquids produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful work overs, or in the acquisition of interests in producing properties. At July 24, 2001, world oil prices and domestic natural gas and natural gas liquids prices were high. Unless prices remain at the current high levels, the Company is unlikely to experience material positive earnings unless it dramatically increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current high price levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

================================================================================


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:   July 27, 2001                              By:    /s/ STEVEN H. CARDIN
        -------------                                     --------------------
                                                              Steven H. Cardin
                                                   Chief Executive Officer and
                                                   Principal Financial Officer