Form 10KSB
period 2001-09-30
ALTEX INDUSTRIES INC
filed 2001-12-26
CIK 775057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-KSB

    [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the fiscal year ended September 30, 2001

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the transition period from --- to ----.

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                    84-0989164
             --------                                    -----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

     POB 1057 Breckenridge, CO                           80424-1057
     --------------------------                          ----------
(Address of Principal Executive Offices)                 (Zip Code)

        Issuer's Telephone Number, Including Area Code: (303) 265-9312

       Securities registered under Section 12(b) of the Exchange Act: None

 Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

          Issuer's revenue for its most recent fiscal year: $1,435,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 6, 2001: $750,000

 Number of shares outstanding of issuer's Common stock as of December 6, 2001:
                                   15,434,593

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


                                     PART I

Item 1.    Description of Business.

Altex Industries, Inc. (or the "Registrant" or the "Company," each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiary) is a holding company with one full-time employee and three part-time employees that was incorporated in Delaware in 1985. Through its operating subsidiary, the Company currently owns interests, including working interests, in productive onshore oil and gas properties, buys and sells producing oil and gas properties, and, to a lesser extent, participates in the drilling of exploratory and development wells, and in recompletions of existing wells.

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

Through the operators of the properties in which it has an interest, the Company sells produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases the Company's production were taken out of service, the Company could be forced to halt production that is purchased by such refinery, pipeline, or plant. Approximately 80% of the Company's oil and gas sales result from production from one field for which there is only one available gas pipeline system (See Note 4 of Notes to Consolidated Financial Statements below.). If this pipeline system were taken out of service, production of both oil and gas from that field would be halted.

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

Item 2.    Description of Property.

Wells and Acreage: At December 6, 2001, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At December 6, 2001, the Company owned working interests in 46 gross (15.38 net) productive oil wells (certain of which produce associated natural gas), no wells producing only natural gas, and 19,000 gross (6,000 net) developed acres. Substantially all of the Company's production is located in Colorado, Utah, and Wyoming. One well accounts for approximately 14% of the Company's oil and gas sales and for approximately 8% of the Company's estimated proved oil reserves. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 8 of Notes to Consolidated Financial Statements below.

                                   Production

                        Net Production              Average Price          Average Production
                                                                           Cost Per Equivalent
                                                                             Barrel ("BOE")
                 -------------- -------------- ------------ ----------- ==========================

  Fiscal Year         Oil            Gas           Oil         Gas
                    (Bbls)          (Mcf)        (Bbls)       (Mcf)
---------------- -------------- -------------- ------------ ----------- --------------------------
     2001           13,000          86,000     $27.62       $4.81                $ 14.41
---------------- -------------- -------------- ------------ ----------- --------------------------
     2000           18,000         106,000      27.22        2.65                   8.43
---------------- -------------- -------------- ------------ ----------- --------------------------
     1999           17,000         121,000      15.94        1.51                   7.59
================ ============== ============== ============ =========== ==========================

Drilling Activity: The Company did not participate in the drilling of any wells during fiscal 1999 ("FY99") , fiscal 2000 ("FY00") or fiscal 2001 ("FY01").

Item 3.    Legal Proceedings.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

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

                        FY01                     FY00
               ------------------------ ------------------------
   Quarter      High Bid     Low Bid     High Bid     Low Bid
-------------- ------------ ----------- ------------ -----------
      1          $0.10        $0.07       $0.07        $0.05
      2           0.15         0.07        0.42         0.05
      3           0.23         0.06        0.18         0.06
      4           0.13         0.09        0.12         0.07


At December 6, 2001, there were approximately 4,600 holders of record of the Company's Common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

Item 6.    Management's Discussion and Analysis or Plan of Operation

                              FINANCIAL CONDITION

Cash balances increased during FY01 because of proceeds from the sale of assets and because of net cash provided by operating activities. In the quarter ended December 31, 2000 ("Q1FY01"), the Company received $488,000 cash proceeds, net of expenses, from the sale of interests in producing oil and gas properties. As a result of the sale of assets, the Company removed $1,045,000 from proved oil and gas properties and from accumulated depreciation, depletion, amortization, and valuation allowance. The assets sold represented approximately 9% of the Company's proved, developed, producing reserves estimated as of September 30, 2000. In the quarter ended June 30, 2001 ("Q3FY01"), the Company received $33,000 cash proceeds from the sale of interests in undeveloped zones held by production from deeper zones in producing oil and gas properties in which the Company owns interests. In the quarter ended September 30, 2001 ("Q4FY01"), the Company received $5,000 cash proceeds, net of expenses, from the sale of interests in producing oil and gas properties. In a Form 8-K filed August 22, 2000, when oil and gas prices were significantly above current levels, the Company announced that its wholly-owned subsidiary, Altex Oil Corporation ("AOC"), was attempting to sell substantially all of its interests in producing oil and gas properties for cash, provided that certain target prices were realized. Given the current depressed levels of oil and gas prices, it appears highly unlikely that this strategy will meet with success, and there can be no assurance that any additional interests will actually be sold. Any sale will be subject to applicable legal and regulatory requirements.

Accounts receivable decreased from September 30, 2000, to September 30, 2001, because sales in the fourth quarter of FY01 were lower than sales in the fourth quarter of FY00. Accrued production costs increased because of increased repair and maintenance expense. Included in other accrued expenses is $75,000 in bonus expense accrued pursuant to the Company's employment agreement with its president. (See Note 3 of Notes to Consolidated Financial Statements.)

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

At December 6, 2001, world oil prices and domestic natural gas prices were significantly depressed, compared to recent levels. Also, at December 6, 2001, prevailing interest rates were extremely low. At such price levels and interest rates, the Company is likely to experience negative cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the current low level of prices and interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 6, 2001, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Interest income increased from $109,000 in FY00 to $128,000 in FY01 because of increased cash balances. During FY01 the company accrued $63,000 in bonus expense pursuant to the Company's employment agreement with its president. (See
Note 3 of Notes to Consolidated Financial Statements.) Excluding this expense, general and administrative expense increased 7% from $362,000 in FY00 to $388,000 in FY01 because of increased salary and insurance expense. The Company plugged and abandoned three wells in FY00. Net earnings increased from $104,000 in FY00 to net earnings of $570,000 in FY01 because of the gain on sale of assets of $526,000 in FY01.

                                    LIQUIDITY

Operating Activities. In FY00 and FY01 cash provided by operations was $112,000 and $113,000, respectively.

Investing Activities. In FY00 the Company expended $6,000 on other additions to property and equipment. In FY01 the Company received proceeds from the sale of assets of $526,000 and expended $6,000 on other additions to property and equipment.

Financing Activities. In FY00 the Company expended $9,000 to acquire 156,166 shares of treasury stock.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At December 6, 2001, world oil prices and domestic natural gas prices were significantly depressed, compared to recent levels. Also, at December 6, 2001, prevailing interest rates were extremely low. At such price levels and interest rates, the Company is likely to record significant net losses. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current low oil and gas price levels and interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

Item 7.    Financial Statements.

The consolidated financial statements follow the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY01.

Item 10.    Executive Compensation.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY01.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY01.

Item 12. Certain Relationships and Related Transactions.

Incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of FY01.

Item 13.    Exhibits, List and Reports on Form 8-K.

(a)   Exhibits

3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985
      Proxy Statement
10 Summary of Employment Agreement between the Company and Steven H. Cardin, effective October 1, 2001
21 List of subsidiaries - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 1997

(b)   Reports on Form 8-K. None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.

By: /s/Steven H. Cardin                          December 26, 2001
    ----------------------------                 -------------------------
    Steven H. Cardin, CEO                        Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ STEVEN H. CARDIN                        December 26, 2001
     ---------------------------                 -------------------------
     Steven H. Cardin, Director,                 Date
     Principal Executive Officer, Principal
     Financial Officer, and Principal
     Accounting Officer

By:  /s/ STEPHEN F. FANTE                        December 26, 2001
     ---------------------------                 -------------------------
     Director                                    Date

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Altex Industries, Inc.:


We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and subsidiary as of September 30, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                         Higgins, Meritt & Burdick, P.C.


Denver, Colorado
November 7, 2001
(Except for Note 7, as to
which the date is
November 27, 2001)

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                               September 30, 2001


                                     Assets

Current assets
    Cash and cash equivalents                                                                                 $   2,390,000
    Accounts receivable                                                                                              79,000
    Other receivables                                                                                                15,000
    Other                                                                                                            17,000
                                                                                                              ------------------
            Total current assets                                                                                  2,501,000
                                                                                                              ------------------

Property and equipment, at cost
    Proved oil and gas properties (successful efforts method) (Notes 6 and 8)                                     1,094,000
    Other                                                                                                            67,000
                                                                                                              ------------------
                                                                                                                  1,161,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                              (1,090,000)
                                                                                                              ------------------
            Net property and equipment                                                                               71,000

Other assets                                                                                                         50,000

                                                                                                              ------------------
                                                                                                              $   2,622,000
                                                                                                              ==================


                      Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                                                                          $      10,000
    Accrued production costs                                                                                         48,000
    Accrued reclamation, restoration, and dismantlement                                                               1,000
    Other accrued expenses                                                                                          111,000
                                                                                                              ------------------
            Total current liabilities                                                                               170,000
                                                                                                              ------------------

Stockholders's equity (Note 3)
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                       --
    Common stock, $.01 par value. Authorized 50,000,000 shares, 15,559,225 shares issued and outstanding            156,000
    Additional paid-in capital                                                                                   14,271,000
    Accumulated deficit                                                                                         (11,616,000)
    Notes receivable from stockholders                                                                             (359,000)
                                                                                                              ------------------
                                                                                                                  2,452,000
Commitments and Contingencies (Notes 3, 5, and 6)
                                                                                                              ------------------
                                                                                                              $   2,622,000
                                                                                                              ==================

          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                    Years ended September 30, 2001 and 2000



                                                                                                             2001         2000
                                                                                                       --------------------------
Revenue
    Oil and gas sales                                                                                   $    772,000      771,000
    Interest (Note 3)                                                                                        128,000      109,000
    Other income                                                                                               9,000        3,000
    Gain on sale of assets                                                                                   526,000            -
                                                                                                         --------------------------
                                                                                                           1,435,000      883,000
                                                                                                         --------------------------
Costs and expenses
    Lease operating                                                                                          302,000      301,000
    Production taxes                                                                                          92,000       85,000
    General and administrative (Note 3)                                                                      451,000      362,000
    Exploration                                                                                                    -        1,000
    Reclamation, restoration, and dismantlement (Note 6)                                                       2,000       16,000
    Depreciation, depletion, and amortization                                                                 18,000       14,000
                                                                                                         --------------------------
                                                                                                              865,000     779,000
                                                                                                         --------------------------
Net earnings                                                                                            $     570,000     104,000
                                                                                                         ==========================
Earnings per share of common stock                                                                             $0.04        $0.01
                                                                                                         ==========================
Weighted average shares outstanding                                                                        15,560,493   15,593,050
                                                                                                         ==========================



          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                    Years ended September 30, 2001 and 2000


                                      Common Stock         Additional    Accumulated   Treasury       Note              Total
                                                            paid-in        deficit      stock       receivable      stockholders'
                                                            capital                                   from             equity
                                                                                                   shareholder
                                     Shares      Amount
                                  ------------------------------------------------------------------------------------------------

Balances at September 30, 1999      15,717,491   $157,000   14,279,000   (12,290,000)     --       (359,000)        1,787,000
Net earnings                            --         --           --           104,000      --             --           104,000
Acquisition of Treasury stock,
   156,000 shares at $0.06 per          --         --           --           --        (9,000)           --            (9,000)
share
Retirement of Treasury stock          (156,166)    (1,000)      (8,000)       --        9,000            --               --
                                  ------------------------------------------------------------------------------------------------
Balances at September 30, 2000      15,561,325    156,000   14,271,000   (12,186,000)     --       (359,000)        1,882,000
Net earnings                            --         --           --           570,000      --             --           570,000
Acquisition of Treasury stock,
    2,100 shares at $0.12 per           --         --           --           --           --             --               --
share
Retirement of Treasury stock            (2,100)    --           --           --           --             --               --
                                  ------------------------------------------------------------------------------------------------
Balances at September 30, 2001      15,559,225   $156,000   14,271,000   (11,616,000)     --       (359,000)        2,452,000
                                  ================================================================================================




          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                    Years ended September 30, 2001 and 2000

                                                                                                            2001           2000
                                                                                                        ----------------------------
Cash flows from operating activities
    Net earnings                                                                                    $    570,000        104,000
    Adjustments to reconcile net earnings to net cash
        provided by operating activities
        Gain on sale of assets                                                                          (526,000)             -
        Depreciation, depletion, and amortization                                                         18,000         14,000
        (Increase) decrease in accounts receivable                                                        22,000        (30,000)
        (Increase) decrease in other receivables                                                           1,000         (3,000)
        Increase in other current assets                                                                 (15,000)             -
        (Increase) decrease in other assets                                                              (21,000)         4,000
        Increase (decrease) in accounts payable                                                          (11,000)         5,000
        Increase in accrued production costs                                                              10,000         10,000
        Decrease in accrued restoration, reclamation, and dismantlement                                     -            (3,000)
        Increase in other accrued expenses                                                                65,000         11,000
                                                                                                       ----------------------------
                Net cash provided by operating activities                                                113,000        112,000
                                                                                                       ----------------------------

Cash flows from investing activities
   Proceeds from sale of assets                                                                         526,000              -
   Other capital expenditures                                                                            (6,000)         (6,000)
                                                                                                       ----------------------------
                Net cash provided by (used in) investing activities                                      520,000         (6,000)
                                                                                                       ----------------------------

Cash flows used in financing activities
    Acquisition of treasury stock                                                                              -         (9,000)
                                                                                                       ----------------------------

Net increase in cash and cash equivalents                                                                633,000         97,000
                                                                                                       ----------------------------
Cash and cash equivalents at beginning of year                                                         1,757,000      1,660,000
                                                                                                       ----------------------------
Cash and cash equivalents at end of year                                                            $  2,390,000      1,757,000
                                                                                                       ============================



          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000

Note 1 - Nature of Operations and Summary of Significant Accounting Policies.

Nature of Operations: Altex Industries, Inc. and its wholly owned subsidiary, jointly referred to as "the Company," own interests, including working interests, in productive oil and gas properties located in Colorado, Utah, and Wyoming. The Company's revenues are generated from sales of oil and gas production, sales of oil and gas properties, and interest income from cash deposits. The Company's operations are very susceptible to changes in oil and gas prices and to changes in interest rates.

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

Cash Equivalents and Fair Values of Financial Instruments: For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value.

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

Concentrations of credit risk: The Company sells the majority of its oil and gas production to two or three customers (Note 4). Although this concentration could affect the Company's overall exposure to credit risk, management believes the risk is minimal since the majority of its sales are ultimately to major companies within the industry. Although the Company maintains significant amounts of cash, management does not permit cash deposits to exceed federally insured limits with any one institution.

Note 2 - Income Taxes. At September 30, 2001, the Company had net operating loss and depletion carryforwards for income tax purposes of $1,307,000 and $925,000, respectively. If not utilized, the net operating losses will expire during the period from 2002 through 2019. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2001, computed in accordance with SFAS No. 109, is as follows:

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000

Deferred Tax Assets
   Net operating loss carryforward                                                                             $  457,000
   Depletion carryforward                                                                                         324,000
   Tax basis of assets written off for financial statement purposes                                               688,000
                                                                                                 ------------------------
                                                                                                                1,469,000
Deferred Tax Liability
   Depletion, depreciation, amortization, and valuation allowance for income tax purposes in
       excess of amounts for financial statement purposes                                                          (8,000)
                                                                                                 ------------------------
Total Net Deferred Tax Assets                                                                                   1,461,000
   Less valuation allowance                                                                                    (1,461,000)
                                                                                                 ------------------------
Net Deferred Tax Asset                                                                                         $     --
                                                                                                 ========================

Based on the uncertainty of future realization, a valuation allowance equal to the net deferred tax asset has been provided. Accordingly, no tax benefit has been recorded.

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                                                                       2001             2000
                                                                                                  --------------- -----------------
Tax expense at 34% of net earnings                                                              $    200,000          35,000
Change in valuation allowance for net deferred tax assets                                           (340,000)       (756,000)
Expiration of tax carryforwards                                                                      151,000         747,000
Other                                                                                                (11,000)        (26,000)
                                                                                                  --------------- -----------------
Income tax expense                                                                              $         --              --
                                                                                                  =============== =================

Note 3 - Related Party Transactions. Pursuant to an employment agreement with the Company, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. The Company's two non-executive directors have each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on September 30, 2006, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $17,000 of both interest income and general and administrative expense related to the notes in 2001 and 2000. The president's employment agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. At September 30, 2001, the Company had accrued bonus expense of $75,000.

Note 4 - Major Customers. In 2001 and 2000 the Company had, respectively, two and three customers who individually accounted for 10% or more of the Company's revenue and who, in aggregate, accounted for 94% and 88% of revenue in 2001 and 2000, respectively. In 2001 the two customers individually accounted for 80% and 14% of revenue, and in 2000 the three customers individually accounted for 58%, 17%, and 13% of revenue.

Note 5 - Leases. The Company rents office space under a noncancellable operating lease that expires in April 2004. At September 30, 2001, required future payments under the lease are $21,000 for each of the years ending September 30, 2002, through September 30, 2003, and $12,000 for the year ended September 30, 2004. In 2001 and 2000 the Company incurred rent expense of $21,000.

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

Note 7 - Subsequent Events. (1) On October 22, 2001, the Company agreed to purchase 1,087,500 shares of its common stock for $0.10 per share in a negotiated transaction. (2) On October 25, 2001, and November 13, 2001, the Company purchased 930,000 and 131,500 of the shares, respectively, for $0.10 cash per share. (3) On November 27, 2001, the Company retired the 1,061,500 shares. (4) On November 27, 2001, the Company issued 936,868 shares of common stock to the Company's president, valued at $0.08 per share, the average of the closing bid and asked on November 27, 2001, in lieu of cash, as payment of his accrued bonus, pursuant to the president's employment agreement with the Company. (5) Effective October 1, 2001, the Company entered into a new five year employment agreement with its president which provides for a base salary of $191,000 annually, plus escalations of not less than 5% annually. The agreement contains certain other provisions providing for certain payments to the president in the event of his disability or termination of his employment.

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

I. Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                                           September 30, 2001
                                                                                                           ------------------------
Proved properties                                                                                                $1,094,000
Accumulated depreciation, depletion, amortization, and valuation allowance                                       (1,030,000)
                                                                                                           ------------------------
Net capitalized cost                                                                                                $64,000
                                                                                                           ========================

II. Estimated Quantities of Proved Oil and Gas Reserves

                                                                                     Oil in Barrels                Gas in Mcfs
                                                                                 -------------------------  -----------------------
Balance at September 30, 1999                                                          142,000                      550,000
  Revisions of previous estimates                                                       30,000                      356,000
  Production                                                                           (18,000)                    (106,000)
                                                                                 -------------------------  -----------------------
Balance at September 30, 2000                                                          154,000                      800,000
  Sales of minerals in place                                                           (20,000)                     (24,000)
  Revisions of previous estimates                                                      (73,000)                    (340,000)
  Production                                                                           (13,000)                     (86,000)
                                                                               ---------------------------- -----------------------
Balance at September 30, 2001                                                           48,000                       350,000
                                                                               ============================ =======================



III. Present Value of Estimated Future Net Revenue

                                                                                                 At September 30
                                                                                         2001                       2000
                                                                              -----------------------------------------------------
Estimated future revenue                                                            $1,665,000                   7,170,000
Estimated future expenditures                                                         (968,000)                 (4,495,000)
                                                                              -----------------------------------------------------
Estimated future net revenue                                                           697,000                   2,675,000
10% annual discount of estimated future net revenue                                   (253,000)                 (1,003,000)
                                                                              -----------------------------------------------------
Present value of estimated future net revenue                                         $444,000                   1,672,000
                                                                              =====================================================



IV. Summary of Changes in Present Value of Estimated Future Net Revenue

                                                                                             Year ended September 30
                                                                                         2001                       2000
                                                                              -----------------------------------------------------
Present value of estimated future net revenue, beginning of year                    $1,672,000                   1,052,000
Sales, net of production costs                                                        (378,000)                   (385,000)
Sales of mineral in place                                                             (295,000)                          -
Net change in prices and costs of future production                                   (221,000)                    372,000
Revisions of quantity estimates                                                       (547,000)                    520,000
Accretion of discount                                                                  167,000                     105,000
Change in production rates and other                                                    46,000                       8,000
                                                                              -----------------------------------------------------
Present value of estimated future net revenue, end of year                            $444,000                   1,672,000
                                                                              =====================================================

                                 Exhibit Index

10 Summary of Employment Agreement between the Company and Steven H. Cardin, effective October 1, 2001