Form 10KSB/A
period 2001-09-30
ALTEX INDUSTRIES INC
filed 2002-01-23
CIK 775057

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Mr. Steven H. Cardin, 51, has been Chairman of the Board of Directors and the President and Chief Executive Officer of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 50 , has been a Director since 1989 and a partner in the law firm of Kandel, Klitenic, Cox, Betten & Chernow, LLP for over five years. Mr. Stephen F. Fante, 46, has been a Director since 1989. Mr. Fante was Chairman of the Board of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, from 1979 until March 1992. Subsequently, he was Chairman of the Board and President of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Messrs. Chernow's, Cardin's, and Fante's terms as Directors continue until their successors are duly elected and qualified.

Item 10.    Executive Compensation.

Each Director who is not also an officer of the Company receives $750 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings. The Company has a stock option plan, but no options are outstanding under the plan or otherwise. In 1998, the Company's two non-executive Directors each purchased 155,544 shares of the Company's Common Stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,000. The notes are non-recourse, secured by the respective shares, bear interest at the Applicable Federal Rate, and are due on September 30, 2006. The principal amount of the notes can be paid with shares of the Company's Common Stock. The Company will reimburse the Directors for interest expense related to the notes and will indemnify them against additional tax due as a result of such reimbursement and indemnification.

Mr. Cardin has an Employment Agreement with the Company that was effective October 1, 2001, that has an initial term of five years, and that provides that Mr. Cardin is to receive a base salary of $191,000 per annum, escalating at no less than 5% per annum, and an annual bonus of no less than 10% of the Company's earnings before tax. Pursuant to the agreement, Mr. Cardin purchased from the Company 2,383,615 shares of the Company's Common Stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a note receivable from him of $306,000. The note is non-recourse, secured by the shares, bears interest at the Applicable Federal Rate, and is due at the end of the term of the Employment Agreement. The principal amount of the note can be paid with shares of the Company's Common Stock. The Company will reimburse Mr. Cardin for interest expense related to the note and will indemnify him against additional tax due as a result of such reimbursement and indemnification

The Employment Agreement also provides that, in the event the Company terminates Mr. Cardin's employment by reason of his permanent disability, the Company shall
(1) pay Mr. Cardin a total sum, payable in 24 equal monthly installments, equal to 50% of the base salary to which he would have been entitled had he performed his duties for the Company for a period of two years after his termination, less the amount of any disability insurance benefits he receives under policies maintained by the Company for his benefit, and (2) continue to provide Mr. Cardin with all fringe benefits provided to him at the time of his permanent disability for a period of two years following such permanent disability.

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

                           Summary Compensation Table

                                            Annual Compensation
-------------------------------- ------- ----------- ---------- ----------------

  Name and Principal Position     Year     Salary      Bonus     Other Annual
                                                                 Compensation
-------------------------------- ------- ----------- ---------- ----------------
Steven H. Cardin, CEO            2001    $182,000    $63,000        $14,000
-------------------------------- ------- ----------- ---------- ----------------

                                 2000    $173,000    $12,000        $14,000
-------------------------------- ------- ----------- ---------- ----------------

                                 1999    $165,000       -           $15,000
-------------------------------- ------- ----------- ---------- ----------------

Pursuant to his Employment Agreement (See above), Mr. Cardin paid $15,000, $14,000, and $14,000 in interest to the Company in 1999, 2000, and 2001, respectively; and the Company reimbursed him for those payments.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning each person who, as of January 18, 2002, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and information regarding Common Stock of the Company beneficially owned, as of January 18, 2002, by all Directors and executive officers and by all Directors and executive officers as a group.

             Name and Address of Beneficial Owner                Shares of Common Stock    Percent
                                                                   Beneficially Owned     of Class
---------------------------------------------------------------- ------------------------ ----------
Steven H. Cardin (Director and Executive Officer)
POB 1057
Breckenridge CO 80424-1057                                              7,233,886            46.9%
---------------------------------------------------------------- ------------------------ ----------
Jeffrey S. Chernow (Director)
POB 1057
Breckenridge CO 80424-1057                                                155,544             1.0%
---------------------------------------------------------------- ------------------------ ----------
Stephen F. Fante (Director)
POB 1057
Breckenridge CO 80424-1057                                                155,544             1.0%
---------------------------------------------------------------- ------------------------ ----------
All Directors and Executive Officers as a Group (3 Persons)             7,544,974            48.9%
---------------------------------------------------------------- ------------------------ ----------

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

By: /s/Steven H. Cardin                          January 22, 2002
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