Form 10QSB
period 2001-12-31
ALTEX INDUSTRIES INC
filed 2002-02-08
CIK 775057

--------------------------------------------------------------------------------




                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

         Transition report under Section 13 or 15(d) of the Exchange Act

                   For the transition period from ____ to ____

                          Commission file number 1-9030


                             ALTEX INDUSTRIES, INC.
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                    84-0989164
-----------------------------------          -------------------------------
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

 Number of shares outstanding of issuer's Common Stock as of January 31, 2002:
                                   15,408,593


                 Transitional Small Business Disclosure Format:

                                    Yes __ No  X





--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2001
                                   (Unaudited)


                                     ASSETS

Current Assets
    Cash and cash equivalents                                                                   $        2,237,000
    Accounts receivable                                                                                     54,000
    Other receivables                                                                                       14,000
    Other                                                                                                   18,000
                                                                                                        ----------
            Total current assets                                                                         2,323,000

Property and equipment, at cost
    Proved oil and gas properties (successful efforts method)                                            1,080,000
    Other                                                                                                   67,000
                                                                                                        ----------
                                                                                                         1,147,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                     (1,080,000)
                                                                                                        ----------
            Net property and equipment                                                                      67,000

Other assets                                                                                                46,000
                                                                                                        ----------
                                                                                                $        2,436,000
                                                                                                        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                            $           11,000
    Accrued production costs                                                                                50,000
    Other accrued expenses                                                                                  31,000
                                                                                                        ----------
            Total current liabilities                                                                       92,000


Stockholders' equity
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                   -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,434,593 shares                   154,000
    Additional paid-in capital                                                                          14,241,000
    Accumulated deficit                                                                                (11,689,000)
    Treasury stock, at cost, 26,000 shares at December 31, 2001                                             (3,000)
    Notes receivable from stockholders                                                                    (359,000)
                                                                                                        ----------
                                                                                                         2,344,000
                                                                                                        ----------
                                                                                                $        2,436,000
                                                                                                        ==========

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                     December 31
                                                                             2001               2000
                                                                          ------------------------------
Revenue
    Oil and gas sales                                                 $       118,000         233,000
    Interest income                                                            22,000          37,000
    Other income (expense)                                                        -            (1,000)
    Gain on sale of assets                                                        -           488,000
                                                                          ------------------------------
                                                                              140,000         757,000

Costs and expenses
    Lease operating                                                            91,000          66,000
    Production taxes                                                           14,000          27,000
    General and administrative                                                104,000          98,000
    Reclamation, restoration, and dismantlement                                 1,000             -
    Depreciation, depletion, amortization, and valuation allowance              3,000           3,000
                                                                          ------------------------------
                                                                              213,000         194,000
                                                                          ------------------------------
Net earnings (loss)                                                   $       (73,000)        563,000
                                                                          ==============================
Earnings (loss) per share                                             $         (.01)            .04
                                                                          ==============================
Weighted average shares outstanding                                        15,153,915      15,561,325
                                                                          ==============================







     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     December 31
                                                                             2001               2000
                                                                           -------------------------------
Cash flows from operating activities
  Net earnings (loss)                                                 $       (73,000)        563,000
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Gain on sale of assets                                                      -          (488,000)
      Depreciation, depletion, amortization, and valuation allowance            3,000           3,000
      Decrease (increase) in accounts receivable                               25,000          (7,000)
      Decrease in other receivables                                             1,000          (7,000)
      Increase in other current assets                                         (1,000)         (2,000)
      Decrease in other assets                                                  4,000             -
      Increase (decrease) in accounts payable                                   1,000          (4,000)
      Increase (decrease) in accrued production costs                           2,000         (25,000)
      Decrease in accrued reclamation, restoration, and dismantlement          (1,000)            -
      Decrease in other accrued expenses                                       (5,000)         (1,000)
                                                                           ------------------------------
        Net cash provided by (used in) operating activities                   (44,000)         32,000


Cash flows from investing activities
    Proceeds from sale of assets                                                  -           488,000
    Other additions to property and equipment                                     -            (5,000)
                                                                           ------------------------------
        Net cash provided by investing activities                                 -           483,000
                                                                           ------------------------------

Cash flows from financing activities
    Acquisition of treasury stock                                            (109,000)            -
                                                                           ------------------------------
        Net cash used in financing activities                                (109,000)            -
                                                                           ------------------------------

Net increase (decrease) in cash and cash equivalents                         (153,000)        515,000
                                                                           ------------------------------
Cash and cash equivalents at beginning of period                            2,390,000       1,757,000
                                                                           ------------------------------
Cash and cash equivalents at end of period                            $     2,237,000       2,272,000
                                                                           ==============================

Supplemental disclosure of non-cash transactions recorded in the accompanying financial statements
  Decrease in other accrued expenses resulting from issuance of
    common stock to company's president in payment of accrued bonus    $       75,000             -
                                                                      ===================================


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated, Condensed Financial Statements
                                   (Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2001, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash balances declined in the quarter ended December 31, 2001 ("Q1FY02") from $2,390,000 to $2,237,000 because the Company used $109,000 cash to acquire 1,087,500 shares of its Common Stock and because the Company recognized a net loss of $73,000. Accounts receivable declined from $79,000 to $54,000 because of reduced sales. Other accrued expenses declined from $111,000 to $31,000 because the Company paid an accrued bonus to its president of $75,000 by issuing 936,868 shares of its Common Stock to him at the then fair market value of $0.08 per share.

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

At January 31, 2002, world oil prices and domestic natural gas and natural gas liquids prices were materially depressed relative to price levels prevailing in the prior year. Also, at January 31, 2002, interest rates were materially depressed relative to levels prevailing for the last several decades. At such price and interest rate levels, all other things being equal, cash flow from operations is likely to be negative. Furthermore, unless the Company's production increases as the result of acquisitions of producing properties, successful drilling activities, or successful recompletions, at current price and interest rate levels, the Company is likely to experience negative cash flow from operations in the foreseeable future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the proceeds from possible additional asset sales, and the current low level of oil, natural gas, and natural gas liquids prices and the current low level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At January 31, 2002, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales decreased 49% from $233,000 in the quarter ended December 31, 2000 ("Q1FY01"), to $118,000 in Q1FY02: A 19% decline in oil sold was exacerbated by a 46% decline in the average realized price per barrel, and a 49% increase in gas sold was offset by a 60% decline in the average realized price per thousand cubic feet. Interest income declined 41% from $37,000 in Q1FY01 to $22,000 in Q1FY02 because of lower realized interest rates. In Q1FY01 the Company recognized a gain on sale of assets of $488,000 from the sale of interests in producing oil and gas properties. Lease operating expense increased 38% from $66,000 in Q1FY01 to $91,000 in Q1FY02 because of increased repairs and maintenance expense. Production taxes decreased 48% from $27,000 in Q1FY01 to $14,000 in Q1FY02 because of reduced sales. Net earnings decreased from $563,000 in Q1FY01 to a net loss of $73,000 in Q1FY02 because of reduced sales, reduced gain on sale of assets, and higher lease operating expense in Q1FY02 as compared to Q1FY01.

                                   LIQUIDITY

Operating Activities. Cash provided by operating activities decreased from $32,000 in Q1FY01 to $44,000 cash used in operating activities in Q1FY02 because net earnings exclusive of gain on sale of assets decreased from $75,000 in Q1FY01 to a net loss of $73,000 in Q1FY02.

Investing Activities. The Company expended $5,000 for other additions to property and equipment in Q1FY01 and received $488,000 in proceeds from the sale of assets.

Financing Activities. During Q1FY02 the Company acquired 1,087,500 shares of its Common Stock for $109,000.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and beyond the Company's control. In addition, because the quantity of oil, gas, and natural gas liquids produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful work overs, or in the acquisition of interests in producing properties. At January 31, 2002, world oil prices and domestic natural gas and natural gas liquids prices were materially depressed relative to price levels prevailing in the prior year. Also, at January 31, 2002, interest rates were materially depressed relative to levels prevailing for the last several decades. At such price and interest rate levels, all other things being equal, the Company is likely to experience net losses unless it dramatically increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and current low price and interest rate levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.



Date:   February 5, 2002                   By:  /s/ STEVEN H. CARDIN
     -----------------------                    ---------------------------
                                                           Steven H. Cardin
                                                Chief Executive Officer and
                                                Principal Financial Officer