Form 10QSB
period 2002-03-31
ALTEX INDUSTRIES INC
filed 2002-05-10
CIK 775057

-------------------------------------------------------------------------------




                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 X Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended March 31, 2002

         Transition report under Section 13 or 15(d) of the Exchange Act

                    For the transition period from ___ to ___

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                   84-0989164
  -----------------------------------       --------------------------------
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


    Number of shares outstanding of issuer's Common Stock as of May 9, 2002:
                                   15,303,593


                 Transitional Small Business Disclosure Format:

                                   Yes __ No X



-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS

Current Assets
    Cash and cash equivalents                                                                   $   2,182,000
    Accounts receivable                                                                                48,000
    Other receivables                                                                                  13,000
    Other                                                                                              17,000
                                                                                                --------------
            Total current assets                                                                    2,260,000

Property and equipment, at cost
    Proved oil and gas properties (successful efforts method)                                       1,079,000
    Other                                                                                              67,000
                                                                                                --------------
                                                                                                    1,146,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                (1,084,000)
                                                                                                --------------
            Net property and equipment                                                                 62,000

Other assets                                                                                           43,000
                                                                                                --------------

                                                                                                $   2,365,000
                                                                                                ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                            $       5,000
    Accrued production costs                                                                           63,000
    Other accrued expenses                                                                             31,000
                                                                                                --------------
            Total current liabilities                                                                  99,000


Stockholders' equity
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                             -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,434,593 shares              154,000
    Additional paid-in capital                                                                     14,241,000
    Accumulated deficit                                                                           (11,767,000)
    Treasury stock, at cost, 26,000 shares at March 31, 2002                                           (3,000)
    Notes receivable from stockholders                                                               (359,000)
                                                                                                --------------
                                                                                                    2,266,000
                                                                                                --------------
                                                                                                $   2,365,000
                                                                                                ==============

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                           Three Months Ended                Six Months Ended
                                                                                March 31                         March 31
                                                                           2002           2001              2002           2001
                                                                        -----------------------------------------------------------
Revenue
    Oil and gas sales                                            $          102,000       176,000           220,000        409,000
    Interest income                                                          18,000        34,000            40,000         71,000
    Other income (expense)                                                    6,000        (1,000)            6,000         (2,000)
    Gain on sale of assets                                                     -              -                 -          488,000
                                                                        -----------------------------------------------------------
                                                                            126,000       209,000           266,000        966,000

Costs and expenses
    Lease operating                                                          79,000        73,000           170,000        139,000
    Production taxes                                                         13,000        20,000            27,000         47,000
    General and administrative                                              104,000        97,000           208,000        195,000
    Reclamation, restoration, and dismantlement                               3,000           -               4,000            -
    Depreciation, depletion, amortization, and valuation allowance            5,000         3,000             8,000          6,000
                                                                        -----------------------------------------------------------
                                                                            204,000       193,000           417,000        387,000
                                                                        -----------------------------------------------------------
Net earnings (loss)                                              $          (78,000)       16,000          (151,000)       579,000
                                                                        ===========================================================
Earnings (loss) per share                                        $          ($0.01)             *           ($0.01)         $0.04
                                                                        ===========================================================
Weighted average shares outstanding                                      15,408,593    15,561,242         5,252,542     15,561,284
                                                                        ===========================================================


---------------------------
*Less than $.01 per share


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                           March 31
                                                                                    2002              2001
                                                                                ------------------------------

Cash flows from operating activities
  Net earnings (loss)                                                           $  (151,000)          579,000
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Gain on sale of assets                                                            -            (488,000)
      Depreciation, depletion, amortization, and valuation allowance                  8,000             6,000
      Decrease in accounts receivable                                                31,000            14,000
      Decrease (increase) in other receivables                                        2,000            (1,000)
      Increase in other current assets                                                  -              (4,000)
      Decrease in other assets                                                        7,000               -
      Decrease in accounts payable                                                   (5,000)           (8,000)
      Increase (decrease) in accrued production costs                                15,000           (22,000)
      Decrease in accrued reclamation, restoration, and dismantlement                (1,000)             -
      Increase (decrease) in other accrued expenses                                  (5,000)            6,000
                                                                                ------------------------------
        Net cash provided by (used in) operating activities                         (99,000)           82,000
                                                                                ------------------------------
Cash flows from investing activities
    Proceeds from sale of assets                                                        -             488,000
    Other additions to property and equipment                                           -              (7,000)
                                                                                ------------------------------
        Net cash provided by investing activities                                       -             481,000
                                                                                ------------------------------
Cash flows from financing activities
    Acquisition of treasury stock                                                  (109,000)              -
                                                                                ------------------------------
        Net cash used in financing activities                                      (109,000)              -
                                                                                ------------------------------

Net increase (decrease) in cash and cash equivalents                               (208,000)          563,000
                                                                                ------------------------------
Cash and cash equivalents at beginning of period                                  2,390,000         1,757,000
                                                                                ------------------------------
Cash and cash equivalents at end of period                                      $ 2,182,000         2,320,000
                                                                                ==============================

Supplemental disclosure of non-cash transactions recorded in the accompanying financial statements Decrease in other accrued expenses resulting from
   issuance of common  stock to company's president in payment of accrued bonus $    75,000               -
                                                                                ==============================

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated, Condensed Financial Statements
                                   (Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash balances decreased in the six months ended March 31, 2002 from $2,390,000 to $2,182,000 because the Company used $109,000 cash to acquire 1,087,500 shares of its Common Stock and because the Company used $99,000 cash in operating activities. Accounts receivable decreased from $79,000 to $48,000 because of reduced sales. Other accrued expenses decreased from $111,000 to $31,000 principally because the Company paid an accrued bonus to its president of $75,000 by issuing 936,868 shares of its Common Stock to him at the then fair market value of $0.08 per share.

In a Form 8-K filed August 22, 2000, the Company announced that its wholly-owned subsidiary, Altex Oil Corporation ("AOC"), was attempting to sell substantially all of its interests in producing oil and gas properties for cash, provided that certain target prices were realized. Given the current depressed levels of oil and gas prices, it appears highly unlikely that this strategy will meet with success, and there can be no assurance that any additional interests will actually be sold. Any sale will be subject to applicable legal and regulatory requirements. AOC does not currently intend to sell its non-producing interests in the Tar Sands Triangle Area of Utah.

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

Although prices have risen during the last 60 days, the world oil prices and domestic natural gas and natural gas liquids prices that prevailed during the six months ended March 31, 2002, were materially depressed relative to price levels prevailing in the prior year. Also, during the six months ended March 31, 2002, interest rates were materially depressed relative to levels prevailing for the last several decades. At such price and interest rate levels, all other things being equal, cash flow from operations is likely to be negative.

Furthermore,  unless  the  Company's  production  increases  as  the  result  of acquisitions of producing properties, successful drilling activities, or successful recompletions, at current price and interest rate levels, the Company is likely to experience negative cash flow from operations in the foreseeable future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned; the cash flows that could result from such acquisitions or activities; the proceeds from possible additional asset sales; the fluctuating levels of oil, natural gas, and natural gas liquids prices; and the current low level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 1, 2002, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales decreased 42% from $176,000 in the quarter ended March 31, 2001 ("Q2FY01"), to $102,000 in the quarter ended March 31, 2002 ("Q2FY02"): A 27%
increase in oil sold was accompanied by a 1% increase in the average realized price per barrel, and a 30% increase in gas sold was offset by a 73% decrease in the average realized price per thousand cubic feet. Sales decreased 46% from $409,000 in the six months ended March 31, 2001, to $220,000 in the six months ended March 31, 2002: A 1% decrease in oil sold was accompanied by a 35% decrease in the average realized price per barrel, and a 40% increase in gas sold was offset by a 67% decrease in the average realized price per thousand cubic feet. Interest income decreased 47% from $34,000 in Q2FY01 to $18,000 in Q2FY02 and 44% from $71,000 in the six months ended March 31, 2001, to $40,000 in the six months ended March 31, 2002, because of lower realized interest rates. In the quarter ended December 31, 2000, the Company recognized a gain on sale of assets of $488,000 from the sale of interests in producing oil and gas properties. Lease operating expense increased 8% from $73,000 in Q2FY01 to $79,000 in Q2FY02 and 22% from $139,000 in the six months ended March 31, 2001, to $170,000 in the six months ended March 31, 2002, because of increased repairs and maintenance expense. Production taxes decreased 35% from $20,000 in Q2FY01 to $13,000 in Q2FY02 and 43% from $47,000 in the six months ended March 31, 2001, to $27,000 in the six months ended March 31, 2002, because of reduced sales. Net earnings decreased from $16,000 in Q2FY01 to a net loss of $78,000 in Q2FY02 principally because of lower sales and interest income, and from net earnings of $579,000 in the six months ended March 31, 2001, to a net loss of $151,000 in the six months ended March 31, 2002, principally because of lower sales and interest income, and because of a significant reduction in gain on sale of assets.

                                    LIQUIDITY

Operating Activities. Net cash provided by operating activities decreased from $82,000 in the six months ended March 31, 2001, to $99,000 net cash used in operating activities in the six months ended March 31, 2002, because net earnings exclusive of gain on sale of assets decreased from $91,000 in the six months ended March 31, 2001, to a net loss of $151,000 in the six months ended March 31, 2002.

Investing Activities. In the six months ended March 31, 2001, the Company expended $7,000 for other additions to property and equipment and received $488,000 in proceeds from the sale of assets.

Financing Activities. In the six months ended March 31, 2002, the Company acquired 1,087,500 shares of its Common Stock for $109,000. On May 7, 2002, the Company acquired 105,000 shares of its Common Stock in a negotiated transaction for $11,865. On May 8, 2002, the Company retired all outstanding treasury shares, and the Board of Directors authorized the purchase of no more than 250,000 shares of its Common Stock, from time to time, on the open market and through negotiated transactions, prior to December 31, 2002.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and beyond the Company's control. In addition, because the quantity of oil, gas, and natural gas liquids produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing properties. Although prices have risen during the last 60 days, the world oil prices and domestic natural gas and natural gas liquids prices that prevailed during the six months ended March 31, 2002, were materially depressed relative to price levels prevailing in the prior year. Also, during the six months ended March 31, 2002, interest rates were materially depressed relative to levels prevailing for the last several decades. At such price and interest rate levels, all other things being equal, the Company is likely to experience net losses unless it increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, price fluctuations, and low interest rate levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

================================================================================

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:   May 9, 2002                              By:    /s/ STEVEN H. CARDIN
     ------------------                              ---------------------------
                                                                Steven H. Cardin
                                                     Chief Executive Officer and
                                                     Principal Financial Officer