Form 10QSB
period 2002-06-30
ALTEX INDUSTRIES INC
filed 2002-08-08
CIK 775057

-------------------------------------------------------------------------------




                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

         Transition report under Section 13 or 15(d) of the Exchange Act

                       For the transition period from to .

                          Commission file number 1-9030


                            ALTEX INDUSTRIES, INC.
       --------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                    84-0989164
------------------------------------        --------------------------------
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

  Number of shares outstanding of issuer's Common Stock as of August 1, 2002:
                                   15,200,750


                 Transitional Small Business Disclosure Format:

                                   Yes __ No X



-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS

Current Assets
    Cash and cash equivalents                                                                         $      2,146,000
    Accounts receivable                                                                                         53,000
    Other receivables                                                                                            5,000
    Other                                                                                                       17,000
                                                                                                      -----------------
            Total current assets                                                                             2,221,000

Property and equipment, at cost
    Proved oil and gas properties (successful efforts method)                                                1,079,000
    Other                                                                                                       47,000
                                                                                                      -----------------
                                                                                                             1,126,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance                         (1,068,000)
                                                                                                      -----------------
            Net property and equipment                                                                          58,000

Other assets                                                                                                    36,000
                                                                                                      -----------------
                                                                                                      $      2,315,000
                                                                                                      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                                  $          5,000
    Accrued production costs                                                                                    56,000
    Other accrued expenses                                                                                      33,000
                                                                                                      -----------------
            Total current liabilities                                                                           94,000
                                                                                                      -----------------

Stockholders' equity
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                                      -
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,303,593 shares                       153,000
    Additional paid-in capital                                                                              14,228,000
    Accumulated deficit                                                                                    (11,799,000)
    Treasury stock, at cost, 25,000 shares at June 30, 2002                                                     (2,000)
    Notes receivable from stockholders                                                                        (359,000)
                                                                                                      -----------------
                                                                                                             2,221,000
                                                                                                      -----------------
                                                                                                      $      2,315,000
                                                                                                      =================

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                           Three Months Ended               Nine months Ended
                                                                                June 30                          June 30
                                                                           2002           2001              2002           2001
                                                                        -----------------------------------------------------------



Revenue
    Oil and gas sales                                                   $    113,000        243,000           333,000      652,000
    Interest income                                                           16,000         29,000            56,000      100,000
    Other income (expense)                                                    (2,000)        (1,000)            4,000       (3,000)
    Gain on sale of assets                                                       -           33,000               -        521,000
                                                                        ------------------------------------------------------------
                                                                             127,000        304,000           393,000    1,270,000
                                                                        ------------------------------------------------------------
Costs and expenses
    Lease operating                                                           34,000         67,000           204,000      206,000
    Production taxes                                                          14,000         29,000            41,000       76,000
    General and administrative                                               107,000        165,000           315,000      360,000
    Reclamation, restoration, and dismantlement                                  -              -               4,000          -
    Depreciation, depletion, amortization, and valuation allowance             4,000          3,000            12,000        9,000
                                                                        ------------------------------------------------------------
                                                                             159,000        264,000           576,000      651,000
                                                                        ------------------------------------------------------------
Net earnings                                                            $   (32,000)        40,000          (183,000      619,000
                                                                        ============================================================
Earnings per share                                                      $        *              *             ($0.01)       $0.04
                                                                        ============================================================
Weighted average shares outstanding                                     $ 15,332,494     15,560,192        15,297,401   15,560,920
                                                                        ============================================================

---------------------------
*Less than $.01 per share


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                                       Nine months Ended
                                                                                            June 30
                                                                                       2002          2001
                                                                                     ----------------------

Cash flows from operating activities
  Net earnings (loss)                                                           $     (183,000)      619,000
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Gain on sale of assets                                                               -        (521,000)
      Depreciation, depletion, amortization, and valuation allowance                    12,000         9,000
      (Increase) decrease in accounts receivable                                        26,000        (4,000)
      Decrease in other receivables                                                     10,000         1,000
      Increase in other current assets                                                     -         (16,000)
      (Increase) decrease in other assets                                               14,000       (25,000)
      Decrease in accounts payable                                                      (5,000)      (13,000)
      Increase (decrease) in accrued production costs                                    8,000       (20,000)
      Decrease in accrued reclamation, restoration, and dismantlement                   (1,000)          -
      Increase (decrease) in other accrued expenses                                     (3,000)       78,000
                                                                                -----------------------------
        Net cash provided by (used in) operating activities                           (122,000)      108,000
                                                                                -----------------------------
Cash flows from investing activities
    Proceeds from sale of assets                                                           -         521,000
    Other additions to property and equipment                                              -          (7,000)
                                                                                -----------------------------
        Net cash provided by investing activities                                          -         514,000
                                                                                -----------------------------
Cash flows from financing activities
    Acquisition of treasury stock                                                     (122,000)          -
                                                                                -----------------------------
        Net cash used in financing activities                                         (122,000)          -

                                                                                -----------------------------
Net increase in cash and cash equivalents                                             (244,000)      622,000
                                                                                -----------------------------
Cash and cash equivalents at beginning of period                                     2,390,000     1,757,000
                                                                                -----------------------------
Cash and cash equivalents at end of period                                      $    2,146,000     2,379,000
                                                                                =============================

Supplemental disclosure of non-cash transactions recorded in the accompanying financial statements
    Decrease in other accrued expenses resulting from issuance of
     common stock to company's president in payment of accrued bonus            $       75,000          -
                                                                                ============================



     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated, Condensed Financial Statements
                                   (Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash balances decreased in the nine months ended June 30, 2002 from $2,390,000 to $2,146,000 because the Company used $122,000 cash to acquire 1,217,500 shares of its Common Stock and because the Company used an additional $122,000 cash in operating activities. Accounts receivable decreased from $79,000 to $53,000 because of reduced sales. During the nine months ended June 30, 2002, the Company reduced proved oil and gas properties and accumulated depreciation, depletion, amortization, and valuation allowance by $15,000 to reflect interests in non-operated wells that had been plugged and abandoned. During the quarter ended June 30, 2002, the Company retired obsolete office equipment and, therefore, reduced other property and equipment and accumulated depreciation, depletion, amortization and valuation allowance by $20,000. Other accrued expenses decreased from $111,000 to $33,000 principally because the Company paid an accrued bonus to its president of $75,000 by issuing 936,868 shares of its Common Stock to him at the then fair market value of $0.08 per share.

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

World oil prices and domestic natural gas and natural gas liquids prices prevailing during the nine months ended June 30, 2002, were considerably lower than price levels prevailing in the prior year. Also, during the nine months ended June 30, 2002, interest rates were materially depressed relative to levels prevailing for the last several decades. At such price and interest rate levels, all other things being equal, cash flow from operations is likely to be negative. Furthermore, unless the Company's production increases as the result of acquisitions of producing properties, successful drilling activities, or successful recompletions, at current price and interest rate levels, the Company is likely to experience negative cash flow from operations in the foreseeable future. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned; the cash flows that could result from such acquisitions or activities; the proceeds from possible additional asset sales; the fluctuating levels of oil, natural gas, and natural gas liquids prices; and the current low level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing properties, asset sales, or interest income, the Company has no internal or external sources of liquidity other than its working capital. At August 1, 2002, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales decreased 53% from $243,000 in the quarter ended June 30, 2001 ("Q3FY01"), to $113,000 in the quarter ended June 30, 2002 ("Q3FY02"): A 5% increase in oil sold was offset by a 32% decrease in the average realized price per barrel, and a 4% decrease in gas sold was accompanied by a 73% decrease in the average realized price per thousand cubic feet. Sales decreased 49% from $652,000 in the nine months ended June 30, 2001, to $333,000 in the nine months ended June 30, 2002: A 1% increase in oil sold was offset by a 33% decrease in the average realized price per barrel, and a 24% increase in gas sold was offset by a 69% decrease in the average realized price per thousand cubic feet. Interest income decreased 45% from $29,000 in Q3FY01 to $16,000 in Q3FY02 and 44% from $100,000 in the nine months ended June 30, 2001, to $56,000 in the nine months ended June 30, 2002, because of lower realized interest rates. In the quarter ended December 31, 2000, the Company recognized a gain on sale of assets of $488,000 from the sale of interests in producing oil and gas properties. In Q3FY01 the Company received $33,000 cash proceeds from the sale of interests in undeveloped zones held by production from deeper zones in producing oil and gas properties in which the Company owns interests. Lease operating expense decreased 49% from $67,000 in Q3FY01 to $34,000 in Q3FY02 and 1% from $206,000 in the nine months ended June 30, 2001, to $204,000 in the nine months ended June 30, 2002. Production taxes decreased 52% from $29,000 in Q3FY01 to $14,000 in Q3FY02 and 46% from $76,000 in the nine months ended June 30, 2001, to $41,000 in the nine months ended June 30, 2002, because of reduced sales. General and administrative expense ("G&A") decreased 35% from $165,000 in Q3FY01 to $107,000 in Q3FY02 and 13% from $360,000 in the nine months ended June 30, 2001, to $315,000 in the nine months ended June 30, 2002. Pursuant to his employment agreement, the Company's president receives an annual bonus of no less than 10% of earnings before income tax; accordingly, included in G&A in Q3FY01 and in other accrued expense at June 30, 2001, is $69,000 of accrued bonus expense. Excluding this amount, G&A increased 11% from $96,000 in Q3FY01 to $107,000 in Q3FY02 and 8% from $291,000 in the nine months ended June 30, 2001, to $315,000 in the nine months ended June 30, 2002. Net earnings decreased from $40,000 in Q3FY01 to a net loss of $32,000 in Q3FY02 and from net earnings of $619,000 in the nine months ended June 30, 2001, to a net loss of $183,000 in the nine months ended June 30, 2002, because of lower sales, interest income, and gain on sale of assets.

                                    LIQUIDITY

Operating Activities. Net cash provided by operating activities decreased from $108,000 in the nine months ended June 30, 2001, to $122,000 net cash used in operating activities in the nine months ended June 30, 2002, because net earnings exclusive of gain on sale of assets decreased from $98,000 in the nine months ended June 30, 2001, to a net loss of $183,000 in the nine months ended June 30, 2002.

Investing Activities. In the nine months ended June 30, 2001, the Company expended $7,000 for other additions to property and equipment and received $521,000 in proceeds from the sale of assets.

Financing Activities. In the nine months ended June 30, 2002, the Company acquired 1,217,500 shares of its Common Stock for $122,000. As of June 30, 2002, the Company had retired all but 25,000 of the shares acquired during the nine months ended June 30, 2002. On May 8, 2002, the Board of Directors of the Company authorized the Company to purchase no more than 250,000 shares of its Common Stock, from time to time, on the open market and through negotiated transactions, prior to December 31, 2002.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and beyond the Company's control. In addition, because the quantity of oil, gas, and natural gas liquids produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers,or in the acquisition of interests in producing properties. World oil prices and domestic natural gas and natural gas liquids prices prevailing during the nine months ended June 30, 2002, were considerably lower than price levels prevailing in the prior year. Also, during the nine months ended June 30, 2002, interest rates were materially depressed relative to levels prevailing for the last several decades. At such price and interest rate levels, all other things being equal, the Company is likely to experience net losses unless it increases production levels. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, price fluctuations, and low interest rate levels, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits
     99. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)  Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:   August 8, 2002                          By:/s/ STEVEN H. CARDIN
                                                   -----------------------------
                                                   Steven H. Cardin
                                                   Chief Executive Officer and
                                                   Principal Financial Officer

                                  Exhibit Index

99   Certification  pursuant to 18  U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002