Form 10KSB
period 2002-09-30
ALTEX INDUSTRIES INC
filed 2002-12-20
CIK 775057

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended September 30, 2002

  [ ] Transition report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                       For the transition period from _______ to _________.

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


                    Issuer's telephone number (303) 265-9312

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

           Issuer's revenue for its most recent fiscal year: $562,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 9, 2002: $532,000

              Number of shares outstanding of issuer's Common stock
                       as of December 9, 2002: 15,143,250

           Transitional Small Business Disclosure Format: Yes     No X
                                                              ---    ---

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

Through the operators of the properties in which it has an interest, the Company sells produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases the Company's production were taken out of service, the Company could be forced to halt production that is purchased by such refinery, pipeline, or plant. Approximately 70% of the Company's oil and gas sales result from production from one field for which there is only one available gas pipeline system (See Note 4 of Notes to Consolidated Financial Statements below.). If this pipeline system were taken out of service, production of both oil and gas from that field would be halted.

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

ITEM 2. DESCRIPTION OF PROPERTY.

WELLS AND ACREAGE: At December 9, 2002, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At December 9, 2002, the Company owned working interests in 44 gross (14.18 net) productive oil wells (certain of which produce associated natural gas), no wells producing only natural gas, and 20,000 gross (6,000 net) developed acres. Substantially all of the Company's production is located in Utah and Wyoming. One well accounts for approximately 24% of the Company's oil and gas sales and for approximately 49% of the Company's estimated proved oil reserves. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

                                   PRODUCTION
================================================================================
                                                       Average
                                                      Production
               Net Production     Average Price        Cost Per
             --------- --------- -------- -------     Equivalent
Fiscal Year    Oil       Gas       Oil     Gas       Barrel ("BOE")
              (Bbls)    (Mcf)    (Bbls)   (Mcf)
------------ --------- --------- -------- ------- ------------------
   2002      12,000     97,000   $22.45   $2.15        $ 8.66
------------ --------- --------- -------- ------- ------------------
   2001      13,000     86,000    27.62    4.81         14.41
------------ --------- --------- -------- ------- ------------------
   2000      18,000    106,000    27.22    2.65          8.43
================================================================================


DRILLING ACTIVITY: The Company did not participate in the drilling of any wells during fiscal 2000 ("FY00"), fiscal 2001 ("FY01"), or fiscal 2002 ("FY02").


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

                                FY02             FY01
                           ---------------------------------
                           HIGH     LOW     HIGH     LOW
                 QUARTER   BID      BID     BID      BID
                --------------------------------------------
                    1      $0.10   $0.06   $0.10    $0.07
                    2       0.09    0.06    0.15     0.07
                    3       0.13    0.06    0.23     0.06
                    4       0.10    0.05    0.13     0.09

At December 9, 2002, there were approximately 4,600 holders of record of the Company's Common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               FINANCIAL CONDITION

Cash balances decreased $272,000 during FY02 because the Company used $134,000 cash in operating activities and $138,000 cash to acquire 1,352,843 shares of treasury stock. Other receivables decreased from $15,000 at September 30, 2001, to $5,000 at September 30, 2002, because interest receivable decreased from $8,000 at September 30, 2001, to $4,000 at September 30, 2002, and refundable production taxes decreased from $7,000 at September 30, 2001, to $1,000 at September 30, 2002. During FY02 the Company wrote off $18,000 of previously fully impaired oil and gas properties and removed $18,000 in associated, accumulated depreciation, depletion, amortization, and valuation expense. Also during FY02 the Company wrote off $20,000 of other previously fully depreciated property and equipment and removed $20,000 in associated, accumulated depreciation. Accrued production costs decreased from $48,000 at September 30, 2001, to $38,000 at September 30, 2002, principally because of decreased repair and maintenance expense. Included in other accrued expenses at September 30, 2001, is $75,000 in bonus expense accrued pursuant to the Company's employment agreement with its president. (See Note 3 of Notes to Consolidated Financial Statements.) During FY02 the Company issued 936,868 shares of its Common Stock to its president, in lieu of cash, as payment of his accrued bonus.

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

At current oil and gas price levels and at current interest rates, the Company is likely to experience negative cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the current low level of prices and interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 9, 2002, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Oil and gas sales decreased 38% from $772,000 in FY01 to $478,000 in FY02 because oil sales decreased 25% from $359,000 in FY01 to $269,000 in FY02 and gas sales decreased 49% from $413,000 in FY01 to $209,000 in FY02. Oil sales decreased because an 8% decrease in barrels sold from 13,000 in FY01 to 12,000 in FY02 was exacerbated by a 19% decrease in the average effective price per barrel from $27.62 to $22.45. Gas sales decreased because a 13% increase in thousands of cubic feet ("MCFs") sold from 86,000 in FY01 to 97,000 in FY02 was more than offset by a 55% decrease in average effective price per MCF from $4.81 to $2.15. Interest income decreased 43% from $128,000 in FY01 to $73,000 in FY02 because of decreased cash balances and decreased interest rates. In FY01 the Company recognized gain on sale of $526,000 from the sale of interests in oil and gas properties.

Lease operating expense decreased 19% from $302,000 in FY01 to $244,000 in FY02 because of reduced repairs and maintenance expense. Production taxes decreased 37% from $92,000 to $58,000 because of reduced sales. During FY01 the company accrued $63,000 in bonus expense pursuant to the Company's employment agreement with its president. (See Note 3 of Notes to Consolidated Financial Statements.) Excluding this expense, general and administrative expense increased 7% from $388,000 in FY01 to $414,000 in FY02 principally because of increased salary and insurance expense. Net earnings decreased from $570,000 in FY01 to a net loss of $171,000 in FY02 because of decreased sales and decreased gain on sale of assets.

                                    LIQUIDITY

OPERATING ACTIVITIES. In FY01 net cash provided by operating activities was $113,000, and in FY02 net cash used in operating activities was $134,000.

INVESTING ACTIVITIES. In FY01 the Company received proceeds from the sale of assets of $526,000 and expended $6,000 on other additions to property and equipment.

FINANCING ACTIVITIES. In FY02 the Company expended $138,000 to acquire 1,352,843 shares of treasury stock.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At current price and interest rate levels, the Company is likely to record significant net losses. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and possible changes in oil and gas price levels and interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements follow the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Mr. Steven H. Cardin, 52, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 51, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 47, a CPA, formerly Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and formerly Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries, has been a private investor for the last five years, and a Director since 1989. Messrs. Chernow's, Cardin's, and Fante's terms as Directors continue until their successors are duly elected and qualified.

ITEM 10.    EXECUTIVE COMPENSATION.

Each Director who is not also an officer of the Company receives $750 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings. The Company has a stock option plan, but no options are outstanding under the plan or otherwise. In 1998, the Company's two non-executive Directors each purchased 155,544 shares of the Company's Common Stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. The notes are non-recourse, secured by the respective shares, bear interest at the Applicable Federal Rate, and due on September 30, 2006. The principal amount of the notes can be paid with shares of the Company's Common Stock. The Company will reimburse the Directors for interest expense related to the notes and will indemnify them against additional tax due as a result of such reimbursement and indemnification.

Mr. Cardin has an Employment Agreement with the Company that was effective October 1, 2001, that has an initial term of five years, and that provides that Mr. Cardin is to receive a base salary of $191,000 per annum, escalating at no less than 5% per annum, and an annual bonus of no less than 10% of the Company's earnings before tax. Pursuant to the agreement, Mr. Cardin purchased from the Company 2,383,615 shares of the Company's Common Stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a note receivable from him of $306,000. The note is non-recourse, is secured by the shares, bears interest at the Applicable Federal Rate, and is due at the end of the term of the Employment Agreement. The principal amount of the note can be paid with shares of the Company's Common Stock. The Company will reimburse Mr. Cardin for interest expense related to the note and will indemnify him against additional tax due as a result of such reimbursement and indemnification. In 2002 the Company issued 936,868 shares of Common Stock to Mr. Cardin, valued at $0.08 per share, in lieu of cash, as payment of his accrued bonus.

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


                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
                                               Annual Compensation
--------------------------------------------------------------------------------
           Name and Principal Position  Year   Salary    Bonus    Other Annual
                                                                  Compensation
--------------------------------------------------------------------------------
       Steven H. Cardin, CEO           2002   $191,000     -        14,000

                                       2001   $182,000   63,000     14,000

                                       2000   $173,000   12,000     14,000
--------------------------------------------------------------------------------

Pursuant to his Employment Agreement (See above), Mr. Cardin paid $14,000 in interest to the Company in each of the years 2000, 2001, and 2002; and the Company reimbursed him for those payments.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning each person who, as of December 9, 2002, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock.

--------------------------------------------------------------------------------
   Name and Address of Beneficial Owner         Shares of Common    Percent
                                                     Stock            of
                                               Beneficially Owned    Class
--------------------------------------------------------------------------------
Steven H. Cardin (Director and Executive
Officer) POB 1057 Breckenridge, CO 80424-1057       7,233,866         47.8%
-------------------------------------------------------------------------------

The following table sets forth information regarding Common Stock of the Company beneficially owned, as of December 9, 2002, by all Directors and executive officers and by all Directors and executive officers as a group.

--------------------------------------------------------------------------------
   Name and Address of Beneficial Owner         Shares of Common    Percent
                                                      Stock           of
                                               Beneficially Owned    Class
--------------------------------------------------------------------------------
Steven H. Cardin (Director and Executive
Officer) POB 1057 Breckenridge CO 80424-1057       7,233,866         47.8%

Jeffrey S. Chernow (Director)
POB 1057 Breckenridge CO 80424-1057                  155,544          1.0%

Stephen F. Fante (Director)
POB 1057 Breckenridge CO 80424-1057                  155,544          1.0%

All Directors and Executive Officers as a          7,544,954         49.8%
Group (3 Persons)
--------------------------------------------------------------------------------

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective October 1, 2001, the Company entered into a five-year employment agreement with its president which provides for a base salary of $191,000 annually, plus escalations of not less than 5% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. At September 30, 2001, the Company had accrued bonus expense of $75,000. In 2002 the Company issued 936,868 shares of common stock to the president, valued at $0.08 per share, in lieu of cash, as payment of his accrued bonus. Pursuant to the employment agreement, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. The Company's two non-executive directors have each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on September 30, 2006, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $17,000 of both interest income and general and administrative expense related to the notes in both 2002 and 2001.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985
      Proxy Statement
10 Summary of Employment Agreement between the Company and Steven H. Cardin, effective October 1, 2001 - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 2001
21 List of subsidiaries - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 1997
99    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K. None

ITEM 14.    CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.


By:  /s/ STEVEN H. CARDIN                          December 18, 2002
   -----------------------------------             ----------------------------
     Steven H. Cardin, CEO                         Date


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ STEVEN H. CARDIN                          December 18, 2002
   -----------------------------------             ----------------------------
     Steven H. Cardin, Director,                   Date
     Principal Executive Officer,
     Principal Financial Officer,
     and Principal Accounting Officer


By:  /s/ STEPHEN F. FANTE                          December 18, 2002
   -----------------------------------             ----------------------------
     Director                                      Date

                                  CERTIFICATION

I, Steven H. Cardin, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Altex Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (and persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and;

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ STEVEN H. CARDIN                            December 18, 2002
--------------------------------------          -------------------------------
Steven H. Cardin                                Date
Principal Executive Officer and
Principal Financial Officer

                          INDEPENDENT AUDITORS' REPORT



THE STOCKHOLDERS AND BOARD OF DIRECTORS
ALTEX INDUSTRIES, INC.:


We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and subsidiary as of September 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                          Burdick, Meritt & Associates, P.C.


Denver, Colorado
November 13, 2002

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002


                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                          $ 2,118,000
  Accounts receivable                                                                     67,000
  Other receivables                                                                        5,000
  Other                                                                                   17,000
                                                                                     -----------
    Total current assets                                                               2,207,000
                                                                                     -----------
PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method) (Notes 6 and 7)            1,076,000
  Other                                                                                   47,000
                                                                                     -----------
                                                                                       1,123,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance     (1,065,000)
                                                                                     -----------
    Net property and equipment                                                            58,000

OTHER ASSETS                                                                              32,000
                                                                                     -----------
                                                                                     $ 2,297,000
                                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                   $     4,000
  Accrued production costs                                                                38,000
  Other accrued expenses                                                                  37,000
                                                                                     -----------
    Total current liabilities                                                             79,000
                                                                                     -----------
STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                   --
  Common stock, $.01 par value. Authorized 50,000,000 shares, 15,143,250
    shares issued and outstanding                                                        151,000
  Additional paid-in capital                                                          14,213,000
  Accumulated deficit                                                                 (11,787,000)
  Notes receivable from stockholders                                                     (359,000)
                                                                                     -----------
                                                                                       2,218,000
                                                                                     -----------
COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)                                    $ 2,297,000
                                                                                     ===========

          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                     2002          2001
                                                                 -------------------------
REVENUE
  Oil and gas sales                                              $   478,000   $   772,000
  Interest (note 3)                                                   73,000       128,000
  Other income                                                        11,000         9,000
  Gain on sale of assets                                                   -       526,000
                                                                 -------------------------
                                                                     562,000     1,435,000
                                                                 -------------------------
COSTS AND EXPENSES
  Lease operating                                                    244,000       302,000
  Production taxes                                                    58,000        92,000
  General and administrative (note 3)                                414,000       451,000
  Exploration                                                              -         2,000
  Reclamation, restoration, and dismantlement (note 6)                 4,000             -
  Depreciation, depletion, and amortization                           13,000        18,000
                                                                 -------------------------
                                                                     733,000       865,000
                                                                 -------------------------
NET EARNINGS (LOSS)                                              $  (171,000)  $   570,000
                                                                 =========================
EARNINGS (LOSS) PER SHARE OF COMMON STOCK                             ($0.01)  $      0.04
                                                                 =========================
WEIGHTED AVERAGE SHARES OUTSTANDING                               15,274,404    15,560,493
                                                                 =========================


          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                                               Note
                                                                  Additional                                Receivable     Total
                                              Common Stock          paid-in     Accumulated    Treasury        From    Stockholders'
                                           Shares      Amount       capital       deficit        Stock      Shareholder    Equity
                                        --------------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 2000           15,561,325  $ 156,000   $ 14,271,000  $(12,186,000)  $        -   $ (359,000)  $ 1,882,000

Net earnings                                                                        570,000            -            -       570,000
Retirement of treasury stock                 (2,100)         -              -             -            -            -             -
                                        --------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2001           15,559,225    156,000     14,271,000   (11,616,000)           -     (359,000)    2,452,000
Net earnings                                                                       (171,000)           -            -      (171,000)
Issuance of common stock at $0.08 per
  share                                     936,868      9,000         66,000             -            -            -       75,000
Acquisition of treasury stock,
  1,352,843 shares at $0.10 per share             -          -              -             -     (138,000)           -      (138,000)
Retirement of treasury stock             (1,352,843)   (14,000)      (124,000)            -      138,000            -            -
                                        --------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2002           15,143,250  $ 151,000   $ 14,213,000  $(11,787,000)  $        -   $ (359,000)  $ 2,218,000
                                        ============================================================================================


          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                                 2002          2001
                                                                             -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                        $ (171,000)   $   570,000
  Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities
    Gain on sale of assets                                                            -       (526,000)
    Depreciation, depletion, and amortization                                    13,000         18,000
    Decrease in accounts receivable                                              12,000         22,000
    Decrease in other receivables                                                10,000         1,000
    Increase in other current assets                                                  -        (15,000)
    (Increase) decrease in other assets                                          18,000        (21,000)
    Decrease in accounts payable                                                 (6,000)       (11,000)
    Increase (decrease) in accrued production costs                             (10,000)        10,000
    Decrease in accrued restoration, reclamation, and dismantlement              (1,000)             -
    Increase in other accrued expenses                                            1,000         65,000
                                                                             -------------------------
      Net cash provided by (used in) operating activities                      (134,000)       113,000
                                                                             -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                                        -        526,000
  Other capital expenditures                                                          -         (6,000)
                                                                             -------------------------
    Net cash provided by investing activities                                         -        520,000
                                                                             -------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Acquisition of treasury stock                                                (138,000)             -
                                                                             -------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (272,000)       633,000
                                                                             -------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                2,390,000      1,757,000
                                                                             -------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $2,118,000    $ 2,390,000
                                                                             =========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS RECORDED IN THE
    ACCOMPANYING FINANCIAL STATEMENTS
  Decrease in other accrued expenses resulting from issuance of common
    stock to company's president in payment of accrued bonus                 $   75,000       $      -
                                                                             =========================


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

NATURE OF OPERATIONS: Altex Industries, Inc., through its wholly-owned subsidiary, jointly referred to as "the Company," owns interests, including working interests, in productive oil and gas properties located in Utah and Wyoming. The Company's revenues are generated from sales of oil and gas production, sales of oil and gas properties, and interest income from cash deposits. The Company's operations are very susceptible to changes in oil and gas prices and to changes in interest rates.

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

PROPERTY AND EQUIPMENT: The Company follows the successful efforts method of accounting for oil and gas operations, under which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units-of-production method based on estimated quantities of proved reserves and estimated RR&D. Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, and valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Actual RR&D expense in excess of estimated RR&D expense is charged to operations.

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

CONCENTRATIONS OF CREDIT RISK: The Company sells the majority of its oil and gas production to two customers (Note 4). Although this concentration could affect the Company's overall exposure to credit risk, management believes the risk is minimal since the majority of its sales are ultimately to major companies within the industry. Although the Company maintains significant amounts of cash, management does not permit cash deposits to exceed federally insured limits with any one institution.

REVENUE RECOGNITION: Substantially all of the Company's revenue is from sales of oil and gas production and from interest income. Revenue from oil and gas production is recognized based on sales or delivery date. Interest income is recognized when earned.


NOTE 2 - INCOME TAXES. At September 30, 2002, the Company had net operating loss and depletion carryforwards for income tax purposes of $679,000 and $939,000, respectively. If not utilized, the net operating losses will expire during the period from 2003 through 2022. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2002, computed in accordance with SFAS No. 109, is as follows:

DEFERRED TAX ASSETS
   Net operating loss carryforward                                                  $    238,000
   Depletion carryforward                                                                347,000
   Tax basis of assets written off for financial statement purposes                      688,000
                                                                                    ------------
                                                                                       1,273,000
DEFERRED TAX LIABILITY
   Depletion, depreciation, amortization, and valuation allowance for income
     tax purposes in excess of amounts for financial statement purposes                  (13,000)
                                                                                    ------------
TOTAL NET DEFERRED TAX ASSETS                                                          1,260,000
   Less valuation allowance                                                           (1,260,000)
                                                                                    =-----------
NET DEFERRED TAX ASSET                                                              $         --
                                                                                    ============


Based on the uncertainty of future realization, a valuation allowance equal to the net deferred tax asset has been provided. Accordingly, no tax benefit has been recorded.

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                                           2002           2001
                                                                      --------------------------
TAX EXPENSE (BENEFIT) AT 35% OF NET EARNINGS (LOSS)                   $  (60,000)        200,000
CHANGE IN VALUATION ALLOWANCE FOR NET DEFERRED TAX ASSETS               (201,000)       (340,000)
EXPIRATION OF TAX CARRYFORWARDS                                          279,000         151,000
OTHER                                                                    (18,000)        (11,000)
                                                                      --------------------------
INCOME TAX EXPENSE                                                    $       --              --
                                                                      ==========================


NOTE 3 - RELATED PARTY TRANSACTIONS. Effective October 1, 2001, the Company entered into a five-year employment agreement with its president which provides for a base salary of $191,000 annually, plus escalations of not less than 5% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. At September 30, 2001, the Company had accrued bonus expense of $75,000. In 2002 the Company issued 936,868 shares of common stock to the president, valued at $0.08 per share, in lieu of cash, as payment of his accrued bonus. Pursuant to the employment agreement, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. The Company's two non-executive directors have each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on September 30, 2006, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $17,000 of both interest income and general and administrative expense related to the notes in both 2002 and 2001.

NOTE 4 - MAJOR CUSTOMERS. In 2002 and 2001 the Company had two customers who individually accounted for 10% or more of the Company's revenue and who, in aggregate, accounted for 94% of revenue in each of 2002 and 2001. In 2002 the two customers individually accounted for 70% and 24% of revenue, and in 2001 the two customers individually accounted for 80% and 14% of revenue.

NOTE 5 - LEASES. The Company rents office space under a noncancellable operating lease that expires in April 2004. At September 30, 2002, required future payments under the lease are $21,000 for the year ending September 30, 2003, and $12,000 for the year ending September 30, 2004. In 2002 and 2001 the Company incurred rent expense of $21,000.

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

I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                                                September 30, 2002
                                                                                ------------------
Proved properties                                                                 $   1,076,000
Accumulated depreciation, depletion, amortization, and valuation allowance           (1,021,000)
                                                                                ------------------
Net capitalized cost                                                              $     55,000
                                                                                ==================


II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                               OIL IN BARRELS        GAS IN MCFS
                                                             -------------------------------------
BALANCE AT SEPTEMBER 30, 2000                                     154,000                800,000
  Sales of minerals in place                                      (20,000)               (24,000)
  Revisions of previous estimates                                 (73,000)              (340,000)
  Production                                                      (13,000)               (86,000)
                                                             -------------------------------------
BALANCE AT SEPTEMBER 30, 2001                                      48,000                350,000
  Revisions of previous estimates                                  54,000                326,000
  Production                                                      (12,000)               (97,000)
                                                             -------------------------------------
BALANCE AT SEPTEMBER 30, 2002                                      90,000                579,000
                                                             =====================================



III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                        At September 30
                                                                   2002                  2001
                                                             -------------------------------------
Estimated future revenue                                      $ 3,601,000              1,665,000
Estimated future expenditures                                  (2,690,000)              (968,000)
                                                             -------------------------------------
Estimated future net revenue                                      911,000                697,000
10% annual discount of estimated future net revenue              (239,000)              (253,000)
                                                             -------------------------------------
Present value of estimated future net revenue                 $   672,000                444,000
                                                             =====================================

IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                    Year Ended September 30
                                                                   2002                  2001
                                                             -------------------------------------
Present value of estimated future net revenue,
  beginning of year                                          $    444,000              1,672,000
Sales, net of production costs                                   (176,000)              (378,000)
Sales of mineral in place                                               -               (295,000)
Net change in prices and costs of future production              (118,000)              (221,000)
Revisions of quantity estimates                                   389,000               (547,000)
Accretion of discount                                              44,000                167,000
Change in production rates and other                               89,000                 46,000
                                                             -------------------------------------
Present value of estimated future net revenue, end of year       $672,000                444,000
                                                             =====================================

                                 EXHIBIT INDEX


99   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                                   EXHIBIT 99

                Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Altex Industries, Inc. on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven H. Cardin, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ STEVEN H. CARDIN                            December 18, 2002
---------------------------------------         -------------------------------
Steven H. Cardin                                Date
Principal Executive Officer and
Principal Financial Officer