Form 10QSB
period 2002-12-31
ALTEX INDUSTRIES INC
filed 2003-02-13
CIK 775057

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2002

      |_| Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from _________ to _________.

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
       -------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                DELAWARE                              84-0989164
     --------------------------------             -------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)              Identification No.)


                     PO BOX 1057 BRECKENRIDGE CO 80424-1057
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 265-9312
                    ----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

          Number of shares outstanding of issuer's Common Stock as of
                          February 1, 2002: 15,143,250


                Transitional Small Business Disclosure Format:

                                    Yes     No X
                                       ---    ---

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                     $ 2,070,000
    Accounts receivable                                                50,000
    Other receivables                                                   5,000
    Other                                                              17,000
                                                                  -----------
            Total current assets                                    2,142,000
                                                                  -----------

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)       1,076,000
    Other                                                              47,000
                                                                  -----------
                                                                    1,123,000
    Less accumulated depreciation, depletion, amortization, and    (1,069,000)
      valuation allowance
                                                                  -----------
            Net property and equipment                                 54,000

OTHER ASSETS                                                           29,000

                                                                  -----------
                                                                  $ 2,225,000
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                              $    21,000
    Accrued production costs                                           33,000
    Other accrued expenses                                             29,000
                                                                  -----------
            Total current liabilities                                  83,000
                                                                  -----------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares,          --
      none issued
    Common stock, $.01 par value. Authorized 50,000,000 shares,       151,000
      issued 15,143,250 shares
    Additional paid-in capital                                     14,213,000
    Accumulated deficit                                           (11,863,000)
    Notes receivable from stockholders                               (359,000)
                                                                  -----------
                                                                    2,142,000
                                                                  -----------
                                                                  $ 2,225,000
                                                                  ===========


   See accompanying notes to consolidated, condensed financial statements.

                   ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                            December 31
                                                        2003           2002
                                                   --------------------------
REVENUE
    Oil and gas sales                              $   102,000    $   118,000
    Interest income                                     15,000         22,000
                                                   --------------------------
                                                       117,000        140,000
                                                   --------------------------
COSTS AND EXPENSES
    Lease operating                                     70,000         91,000
    Production taxes                                    12,000         14,000
    General and administrative                         107,000        104,000
    Reclamation, restoration, and dismantlement             --          1,000
    Depreciation, depletion, amortization, and           4,000          3,000
      valuation allowance
                                                   --------------------------
                                                       193,000        213,000
                                                   --------------------------
NET LOSS                                           $   (76,000)   $   (73,000)
                                                   ==========================
LOSS PER SHARE                                     $      0.01            *
                                                   ==========================
WEIGHTED AVERAGE SHARES OUTSTANDING                 15,143,250     15,332,494
                                                   ==========================


---------------------------------------------------
*Less than $.01 per share


   See accompanying notes to consolidated, condensed financial statements.

                   ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                          Three Months Ended
                                                              December 31
                                                           2003          2002
                                                       -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $  (76,000)  $   (73,000)
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Depreciation, depletion, amortization, and            4,000         3,000
      valuation allowance
      Decrease in accounts receivable                      17,000        25,000
      Decrease in other receivables                            --         1,000
      Increase in other current assets                         --        (1,000)
      Decrease in other assets                              3,000         4,000
      Increase in accounts payable                         17,000         1,000
      Increase (decrease) in accrued production costs      (5,000)        2,000
      Decrease in accrued reclamation, restoration,            --        (1,000)
      and dismantlement
      Decrease in other accrued expenses                   (8,000)       (5,000)
                                                       -------------------------
        Net cash used in operating activities             (48,000)      (44,000)
                                                       -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury stock                              --      (109,000)
                                                       -------------------------
        Net cash used in financing activities                  --      (109,000)
                                                       -------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (48,000)     (153,000)
                                                       -------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,118,000     2,390,000
                                                       -------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $2,070,000   $ 2,237,000
                                                       =========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  RECORDED IN THE ACCOMPANYING FINANCIAL STATEMENTS
  Decrease in other accrued expenses resulting from
    issuance of common stock to company's president
    in payment of accrued bonus                        $       --   $    75,000

                                                       =========================

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2002, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash balances decreased in the three months ended December 31, 2002 from $2,118,000 to $2,070,000 because the Company used $48,000 cash in operating activities. Accounts receivable decreased from $67,000 to $50,000 because of reduced sales.

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

At current oil and gas prices, production levels, and interest rates, the Company is likely to experience negative cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, and declining production levels, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 1, 2003, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales decreased 14% from $118,000 in the quarter ended December 31, 2001 ("Q1FY02"), to $102,000 in the quarter ended December 31, 2002 ("Q1FY03") because increased average realized prices were more than offset by decreases in volumes sold. Interest income decreased 32% from $22,000 in Q1FY02 to $15,000 in Q1FY03 because of lower cash balances and lower realized interest rates. Lease operating expense decreased 23% from $91,000 in Q1FY02 to $70,000 in Q1FY03 because of reduced repairs and maintenance expense.

                                    LIQUIDITY

Operating Activities. Net cash used in operating activities increased from $44,000 in Q1FY02 to $48,000 Q1FY03.

Investing Activities. None.

Financing Activities. During Q1FY02 the Company acquired 1,087,500 shares of its Common Stock for $109,000.

The Company's revenue and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At current price and interest rate levels, the Company is likely to record significant net losses. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and possible changes in oil and gas price levels and interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.


ITEM 3. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

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

Date:   February 12, 2003               ALTEX INDUSTRIES, INC.


                                        By: /s/ STEVEN H. CARDIN
                                           ------------------------------------
                                            Steven H. Cardin
                                            Chief Executive Officer and
                                            Principal Financial Officer

                                 CERTIFICATIONS

I, Steven H. Cardin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Altex Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ STEVEN H. CARDIN                            February 12, 2003
------------------------------------            --------------------------------
Steven H. Cardin                                Date
Principal Executive Officer and
Principal Financial Officer

                                  EXHIBIT INDEX

99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
   Section 906 of the Sarbanes-Oxley Act of 2002