Form 10QSB
period 2003-03-31
ALTEX INDUSTRIES INC
filed 2003-05-12
CIK 775057

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

       [_] Transition report under Section 13 or 15(d) of the Exchange Act

                   For the transition period from ____to.____

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
        -----------------------------------------------------------------
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

                                 (303) 265-9312
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     ---

          Number of shares outstanding of issuer's Common Stock as of
                            May 5, 2002: 15,129,250

                 Transitional Small Business Disclosure Format:

                                 Yes     No  X
                                    ---     ---


--------------------------------------------------------------------------------

                                  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                          MARCH 31, 2003
                                           (UNAUDITED)
                                              ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $ 2,042,000
    Accounts receivable                                                                    51,000
    Other receivables                                                                       4,000
    Other                                                                                  17,000
                                                                                      ------------
            Total current assets                                                        2,114,000
                                                                                      ------------

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                           1,076,000
    Other                                                                                  47,000
                                                                                      ------------
                                                                                        1,123,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance    (1,073,000)
                                                                                      ------------
            Net property and equipment                                                     50,000

OTHER ASSETS                                                                               25,000

                                                                                      ------------
                                                                                      $ 2,189,000
                                                                                      ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                  $     2,000
    Accrued production costs                                                               40,000
    Other accrued expenses                                                                 31,000
                                                                                      ------------
            Total current liabilities                                                      73,000
                                                                                      ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                   -
    Common stock, $.01 par value. Authorized 50,000,000 shares,
     issued 15,143,250 shares                                                             151,000
    Additional paid-in capital                                                         14,213,000
    Accumulated deficit                                                               (11,889,000)
    Notes receivable from stockholders                                                   (359,000)
                                                                                      ------------
                                                                                        2,116,000
                                                                                      ------------
                                                                                      $ 2,189,000
                                                                                      ============

     See accompanying notes to consolidated, condensed financial statements.

                                          ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                         (UNAUDITED)

                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                MARCH 31                  MARCH 31
                                                                            2003         2002         2003         2002
                                                                      -------------------------  ------------------------
REVENUE
    Oil and gas sales                                                 $   171,000      102,000      273,000      220,000
    Interest income                                                        11,000       18,000       26,000       40,000
    Other income (expense)                                                 (1,000)       6,000       (1,000)       6,000
                                                                      -------------------------  ------------------------
                                                                          181,000      126,000      298,000      266,000
                                                                      -------------------------  ------------------------
COSTS AND EXPENSES
    Lease operating                                                        69,000       79,000      139,000      170,000
    Production taxes                                                       22,000       13,000       34,000       27,000
    General and administrative                                            112,000      104,000      219,000      208,000
    Reclamation, restoration, and dismantlement                                 -        3,000            -        4,000
    Depreciation, depletion, amortization, and valuation  allowance         4,000        5,000        8,000        8,000
                                                                      -------------------------  ------------------------
                                                                          207,000      204,000      400,000      417,000
                                                                      -------------------------  ------------------------
NET LOSS                                                              $   (26,000)     (78,000)    (102,000)    (151,000)
                                                                      =========================  ========================
LOSS PER SHARE                                                        $    (0.002)      (0.005)      (0.007)      (0.010)
                                                                      =========================  ========================
WEIGHTED AVERAGE SHARES OUTSTANDING                                    15,143,250   15,408,593   15,143,250   15,252,542
                                                                      =========================  ========================

     See accompanying notes to consolidated, condensed financial statements.

                               ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOW
                                             (UNAUDITED)
                                                                             SIX MONTHS ENDED
                                                                                 MARCH 31
                                                                             2003         2002
                                                                          ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $ (102,000)  $ (151,000)
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Depreciation, depletion, amortization, and valuation allowance           8,000        8,000
      Decrease in accounts receivable                                         16,000       31,000
      Decrease in other receivables                                            1,000        2,000
      Decrease in other assets                                                 7,000        7,000
      Decrease in accounts payable                                            (2,000)      (5,000)
      Increase in accrued production costs                                     2,000       15,000
      Decrease in accrued reclamation, restoration, and dismantlement              -       (1,000)
      Decrease in other accrued expenses                                      (6,000)      (5,000)
                                                                          ------------------------
        Net cash used in operating activities                                (76,000)     (99,000)
                                                                          ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury stock                                                  -     (109,000)
                                                                          ------------------------
        Net cash used in financing activities                                      -     (109,000)
                                                                          ------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (76,000)    (208,000)
                                                                          ------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,118,000    2,390,000
                                                                          ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $2,042,000   $2,182,000
                                                                          ========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS RECORDED IN THE
    ACCOMPANYING FINANCIAL STATEMENTS
    Decrease in other accrued expenses resulting from issuance of common
        stock to company's president in payment of accrued bonus          $        -   $   75,000
                                                                          ========================


See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and the cash flows and results of operations for the six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

                               FINANCIAL CONDITION

Cash balances decreased in the six months ended March 31, 2003, from $2,118,000 to $2,042,000 because the Company used $76,000 cash in operating activities.

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

At current oil and gas prices, production levels, and interest rates, the Company is likely to experience negative cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, and declining production levels, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 5, 2003, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales increased 68% from $102,000 in the quarter ended March 31, 2002 ("Q2FY02"), to $171,000 in the quarter ended March 31, 2003 ("Q2FY03"), and 24%
from $220,000 in the six months ended March 31, 2000, to $273,000 in the six months ended March 31, 2003, because of the sharply higher average realized prices that resulted from uncertainties created by the anticipated and actual conflict in Iraq. Interest income decreased 39% from $18,000 in Q2FY02 to $11,000 in Q2FY03 and 35% from $40,000 in the six months ended March 31, 2002, to $26,000 in the six months ended March 31, 2003, because of lower cash balances and lower realized interest rates. Lease operating expense decreased 13% from $79,000 in Q2FY02 to $69,000 in Q2FY03 and 18% from $170,000 in the six months ended March 31, 2002, to $139,000 in the six months ended March 31, 2003, because of reduced repairs and maintenance expense. Production taxes increased 69% from $13,000 in Q2FY02 to $22,000 in Q2FY03 and 26% from $27,000 in the six months ended March 31, 2002, to $34,000 in the six months ended March 31, 2003, because of increased sales.

                                    LIQUIDITY

Operating Activities. Net cash used in operating activities decreased from $99,000 in the six months ended March 31, 2002, to $76,000 in the six months ended March 31, 2003.

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

                           PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits
     99. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)  Reports  on Form 8-K. No reports on Form 8-K were filed during the quarter.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:  May 12, 2003                       By: /s/ STEVEN H. CARDIN
                                          --------------------------------------
                                              Steven H. Cardin
                                              Chief Executive Officer and
                                              Principal Financial Officer

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


/s/ STEVEN H. CARDIN                              May 12, 2003
------------------------------------              ------------------------------
Steven H. Cardin                                  Date
Principal Executive Officer and
Principal Financial Officer

                                  EXHIBIT INDEX

99   Certification  pursuant  to  18 U.S.C. Section 1350, as adopted pursuant to
     Section  906  of  the  Sarbanes-Oxley  Act  of  2002