Form 10QSB
period 2003-06-30
ALTEX INDUSTRIES INC
filed 2003-08-08
CIK 775057

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003



[ ]    Transition report under Section 13 or 15(d) of the Exchange Act

                For the transition period from       to       .
                                               -----    -----

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                                          84-0989164
   -------------------------------                         --------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)


                    PO Box 1057  Breckenridge CO  80424-1057
                    (Address of Principal Executive Offices)

                                 (303) 265-9312
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---

   Number of shares outstanding of issuer's Common Stock as of July 24, 2003:
                                   15,129,250

                 Transitional Small Business Disclosure Format:

                                  Yes   No  X
                                           ---


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                  (UNAUDITED)

                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                              $  2,086,000

    Accounts receivable                                                                          96,000

    Other receivables                                                                             1,000

    Other                                                                                        14,000
                                                                                           -------------
            Total current assets                                                              2,197,000
                                                                                           -------------


PROPERTY AND EQUIPMENT, AT COST

    Proved oil and gas properties (successful efforts method)                                 1,076,000

    Other                                                                                        50,000
                                                                                           -------------
                                                                                              1,126,000

    Less accumulated depreciation, depletion, amortization, and valuation allowance          (1,076,000)
                                                                                           -------------
            Net property and equipment                                                           50,000


OTHER ASSETS                                                                                     24,000


                                                                                           -------------
                                                                                           $  2,271,000
                                                                                           =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                                       $      2,000

    Accrued production costs                                                                     49,000

    Other accrued expenses                                                                       68,000

            Total current liabilities                                                           119,000
                                                                                           -------------

STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued

    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,143,250 shares        151,000

    Additional paid-in capital                                                               14,213,000

    Accumulated deficit                                                                     (11,852,000)

    Treasury stock, at cost, 14,000 shares at June 30, 2003                                      (1,000)

    Notes receivable from stockholders                                                         (359,000)
                                                                                           -------------
                                                                                              2,152,000
                                                                                           -------------
                                                                                           $  2,271,000
                                                                                           =============

    See accompanying notes to consolidated, condensed financial statements.

                              ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                            (UNAUDITED)


                                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                              JUNE 30                   JUNE 30
                                                                         2003         2002         2003         2002
                                                                      ------------------------  ------------------------
REVENUE
    Oil and gas sales                                                 $   231,000     113,000      504,000      333,000
    Interest income                                                        11,000      16,000       37,000       56,000
    Other income (expense)                                                 10,000      (2,000)       9,000        4,000
                                                                      ------------------------  ------------------------
                                                                          252,000     127,000      550,000      393,000
                                                                      ------------------------  ------------------------

COSTS AND EXPENSES
    Lease operating                                                        87,000      34,000      227,000      204,000
    Production taxes                                                       29,000      14,000       62,000       41,000
    General and administrative                                             96,000     107,000      315,000      315,000
    Reclamation, restoration, and dismantlement                                 -           -            -        4,000
    Depreciation, depletion, amortization, and valuation allowance          3,000       4,000       11,000       12,000
                                                                      ------------------------  ------------------------
                                                                          215,000     159,000      615,000      576,000
                                                                      ------------------------  ------------------------
NET INCOME (LOSS)                                                     $    37,000     (32,000)     (65,000)    (183,000)
                                                                      ========================  ========================
LOSS PER SHARE                                                        $     0.002      (0.002)      (0.004)      (0.012)
                                                                      ========================  ========================
WEIGHTED AVERAGE SHARES OUTSTANDING                                    15,132,942  15,332,494   15,139,789   15,297,401
                                                                      ========================  ========================


     See accompanying notes to consolidated, condensed financial statements.

                              ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOW
                                            (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                                  JUNE 30
                                                                              2003         2002
                                                                          ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $  (65,000)  $ (183,000)
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Depreciation, depletion, amortization, and valuation allowance          11,000       12,000
      (Increase) decrease in accounts receivable                             (29,000)      26,000
      Decrease in other receivables                                            4,000       10,000
      Decrease in other current assets                                         3,000            -
      Decrease in other assets                                                 8,000       14,000
      Decrease in accounts payable                                            (2,000)      (5,000)
      Increase in accrued production costs                                    11,000        8,000
      Decrease in accrued reclamation, restoration, and dismantlement              -       (1,000)
      Increase (decrease) in other accrued expenses                           31,000       (3,000)
                                                                          ------------------------
        Net cash used in operating activities                                (28,000)    (122,000)
                                                                          ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                                         (3,000)           -
                                                                          ------------------------
        Net cash provided by investing activities                             (3,000)           -


CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury stock                                               (1,000)    (122,000)
                                                                          ------------------------
        Net cash used in financing activities                                 (1,000)    (122,000)
                                                                          ------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (32,000)    (244,000)
                                                                          ------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,118,000    2,390,000
                                                                          ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $2,086,000   $2,146,000
                                                                          ========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS RECORDED IN THE
  ACCOMPANYING FINANCIAL STATEMENTS
  Decrease in other accrued expenses resulting from issuance of common
    stock to company's president in payment of accrued bonus              $            $   75,000
                                                                          ========================


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, and the cash flows and results of operations for the nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash balances decreased in the nine months ended June 30, 2003, from $2,118,000 to $2,086,000 because the Company used $28,000 cash in operating activities.

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

The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

The Company is currently experiencing modest positive cash flow from operations because of the extraordinarily high levels of oil and gas prices, which levels are unlikely to persist into the long term. Should prices decline materially, and should interest rates on cash balances remain at current levels, then, unless the Company materially increases production by acquiring producing properties or by engaging in successful drilling activities or recompletions, the Company is likely to experience negative cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, and declining production levels, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 24, 2003, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales increased 104% from $113,000 in the quarter ended June 30, 2002 ("Q3FY02"), to $231,000 in the quarter ended June 30, 2003 ("Q3FY03"), and 51%
from $333,000 in the nine months ended June 30, 2002, to $504,000 in the nine months ended June 30, 2003, because of materially higher prevailing oil and gas price levels. Interest income decreased 31% from $16,000 in Q3FY02 to $11,000 in Q3FY03 and 34% from $56,000 in the nine months ended June 30, 2002, to $37,000 in the nine months ended June 30, 2003, because of materially lower prevailing levels of interest rates on cash balances. Lease operating expense increased 156% from $34,000 in Q3FY02 to $87,000 in Q3FY03 and 11% from $204,000 in the nine months ended June 30, 2002, to $227,000 in the nine months ended June 30, 2003, because of increased repairs and maintenance expense. Production taxes increased 107% from $14,000 in Q3FY02 to $29,000 in Q3FY03 and 51% from $41,000 in the nine months ended June 30, 2002, to $62,000 in the nine months ended June 30, 2003, because of increased sales.

                                    LIQUIDITY

Operating Activities. Net cash used in operating activities decreased from $122,000 in the nine months ended June 30, 2002, to $28,000 in the nine months ended June 30, 2003.

Investing Activities. During Q3FY03 the company invested $3,000 in new computers.

Financing Activities. During the nine months ended June 30, 2002, the Company acquired 1,217,500 shares of its Common Stock for $122,000, and during Q3FY03 the Company acquired 14,000 shares of its Common Stock for $1,000.

The Company's revenue and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At current price and interest rate levels, the Company is likely to record modest net income. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and possible changes in oil and gas price levels and interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.


ITEM  3.  CONTROLS  AND  PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

                           PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits
     31.  Rule  13a-14(a)/15d-14(a)  Certifications
     32.  Section 1350
     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALTEX INDUSTRIES, INC.


Date:   July 24, 2003                        By: /s/ STEVEN H. CARDIN
                                             -----------------------------------
                                                 Steven H. Cardin
                                                 Chief Executive Officer and
                                                 Principal Financial Officer

                                  EXHIBIT INDEX

31. Rule 13a-14(a)/15d-14(a) Certifications
32. Section 1350