Form 10KSB
period 2003-09-30
ALTEX INDUSTRIES INC
filed 2003-11-28
CIK 775057

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

     [X]  Annual report under Section 13 or 15(d) of the Securities Exchange
             Act of 1934
                  For the fiscal year ended September 30, 2003

     [ ]  Transition report under Section 13 or 15(d) of the Securities
                  Exchange Act of 1934
                For the transition period from          to       .
                                                -------    ------

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                 (Name of Small Business Issuer in its Charter)


                Delaware                                    84-0989164
    -------------------------------                    -------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

       POB 1057 Breckenridge, CO                            80424-1057
  ----------------------------------------                  ----------
  (Address of Principal Executive Offices)                  (Zip Code)


                                 (303) 265-9312
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

           Issuer's revenue for its most recent fiscal year: $777,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 19, 2003: $683,000

     Number of shares outstanding of issuer's Common stock as of November 19, 2003: 15,129,250

          Transitional Small Business Disclosure Format:    Yes       No  X
                                                                ---      ---

--------------------------------------------------------------------------------

SAFE HARBOR STATEMENT UNDER THE UNITED STATES
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Altex Industries, Inc. (or the "Registrant" or the "Company," each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiary) is a holding company with one full-time employee and one part-time employee that was incorporated in Delaware in 1985. Through its operating subsidiary, the Company currently owns interests, including working interests, in productive onshore oil and gas properties, buys and sells producing oil and gas properties, and, to a lesser extent, participates in the drilling of exploratory and development wells, and in recompletions of existing wells.

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

Through the operators of the properties in which it has an interest, the Company sells produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases the Company's production were taken out of service, the Company could be forced to halt production that is purchased by such refinery, pipeline, or plant. Approximately 74% of the Company's oil and gas sales result from production from one field for which there is only one available gas pipeline system (See Note 4 of Notes to Consolidated Financial Statements below.). If this pipeline system were taken out of service, production of both oil and gas from that field would be halted.

Although many entities produce oil and gas, competitive factors play a material role in the Company's production operations only to the extent that such factors affect demand for and prices of oil and gas and demand for, supply of, and prices of oilfield services. The sale of oil and gas is regulated by Federal, state, and local agencies, and the Company is also subject to Federal, state, and local laws and regulations relating to the environment. These laws and regulations generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. The
Company regularly assesses its exposure to environmental liability and to reclamation, restoration, and dismantlement expense (RR&D), which activities are covered by Federal, state, and local regulation. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured. (See Management's Discussion and Analysis below.)

ITEM 2.   DESCRIPTION OF PROPERTY.

WELLS AND ACREAGE: At November 19, 2003, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At November 19, 2003, the Company owned working interests in 44 gross (14.18 net) productive oil wells (certain of which produce associated natural gas), no wells producing only natural gas, and 20,000 gross (6,000 net) developed acres. Substantially all of the Company's production is located in Utah and Wyoming. One well accounts for approximately 15% of the Company's oil and gas sales and for approximately 34% of the Company's estimated proved oil reserves. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

                                   PRODUCTION

              Net Production    Average Price
             ----------------  ---------------   Average Production
               Oil      Gas      Oil     Gas     Cost Per Equivalent
Fiscal Year  (Bbls)    (Mcf)   (Bbls)   (Mcf)      Barrel ("BOE")
-----------  -------  -------  -------  ------  ---------------------
2003          13,000   84,000  $ 26.54  $ 4.57  $               10.74
-----------  -------  -------  -------  ------  ---------------------
2002          12,000   97,000    22.45    2.15                   8.66
-----------  -------  -------  -------  ------  ---------------------
2001          13,000   86,000    27.62    4.81                  11.05
-----------  -------  -------  -------  ------  ---------------------

DRILLING ACTIVITY: The Company did not participate in the drilling of any wells during fiscal 2001 (FY01"), fiscal 2002 (FY02"), or fiscal 2003 (FY03").

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

                               FY03                FY02
                       ----------------------------------------
              QUARTER  HIGH BID   LOW BID   HIGH BID   LOW BID
              -------------------------------------------------
              1        $    0.07  $   0.05  $    0.10  $   0.06
              2             0.07      0.05       0.09      0.06
              3             0.10      0.06       0.13      0.06
              4             0.07      0.05       0.10      0.05

At November 19, 2003, there were approximately 4,600 holders of record of the Company's Common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               FINANCIAL CONDITION

Cash balances decreased $21,000 during FY03 because the Company used $16,000 cash in operating activities, $4,000 cash for additions to other property and equipment, and $1,000 cash to acquire 14,000 shares of treasury stock. Accounts receivable increased $58,000 because of increased sales. Accrued production costs increased from $38,000 at September 30, 2002, to $51,000 at September 30, 2003, because of increased accrued lease operating expense (LOE) and increased accrued production taxes. Other accrued expenses increased from $37,000 at September 30, 2002, to $55,000 at September 30, 2003, because of accrued employee salary expense. Included in other accrued expenses at September 30, 2001, is $75,000 in bonus expense accrued pursuant to the Company's employment agreement with its president. (See Note 3 of Notes to Consolidated Financial Statements.) During FY02 the Company issued 936,868 shares of its Common Stock to its president, in lieu of cash, as payment of his accrued bonus.

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

At current oil and gas price levels and at current interest rates, the Company is likely to experience negative cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the current level of prices and interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At November 19, 2003, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Oil and gas sales increased 53% from $478,000 in FY02 to $729,000 in FY03 because oil sales increased 28% from $269,000 in FY02 to $345,000 in FY03 and gas sales increased 84% from $209,000 in FY02 to $384,000 in FY03. Oil sales increased because an 8% increase in barrels sold from 12,000 in FY02 to 13,000 in FY03 was accompanied by an 18% increase in price per barrel from $22.45 in FY02 to $26.54 in FY03. Gas sales increased because a 13% decrease in thousands of cubic feet (MCFs) sold from 97,000 in FY02 to 84,000 in FY03 was more than offset by a 113% increase in price per MCF from $2.15 in FY02 to $4.57 in FY03. Interest income decreased 33% from $73,000 in FY02 to $49,000 in FY02 because of decreased interest rates. Other income (expense) consists of various minor items.

LOE increased 19% from $244,000 in FY02 to $290,000 in FY03 because of increased repairs and maintenance expense. Production taxes increased 43% from $58,000 in FY02 to $83,000 in FY03 because of increased sales. Net loss decreased 86% from $171,000 in FY02 to $24,000 in FY03 because of increased sales.

                                    LIQUIDITY

OPERATING ACTIVITIES. In FY02 net cash used in operating activities was $134,000, and in FY03 net cash used in operating activities was $16,000.

INVESTING ACTIVITIES. In FY03 the Company expended $4,000 on additions to other property and equipment.

FINANCING ACTIVITIES. In FY02 the Company expended $138,000 to acquire 1,352,843 shares of treasury stock, and in FY03 the Company expended $1,000 to acquire
14,000  shares  of  treasury  stock.

The Company's revenues and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At current price and interest rate levels, the Company is likely to record net losses. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and possible changes in oil and gas price levels and interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

ITEM 7.   FINANCIAL STATEMENTS.

The consolidated financial statements follow the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8a.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SECs rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Mr. Steven H. Cardin, 53, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 52, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 47, a CPA, formerly Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and formerly Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries, has been a private investor for the last five years, and a Director since 1989. Messrs. Chernow's, Cardin's, and Fante's terms as Directors continue until their successors are duly elected and qualified. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation
---------------------------  ----  ------------------------------
Name and Principal Position  Year   Salary   Bonus   Other Annual
                                                     Compensation
---------------------------  ----  --------  ------  ------------

Steven H. Cardin, CEO        2003  $201,000       -        10,000
---------------------------  ----  --------  ------  ------------

Steven H. Cardin, CEO        2002  $191,000       -        14,000
---------------------------  ----  --------  ------  ------------

Steven H. Cardin, CEO        2001  $182,000  63,000        14,000
---------------------------  ----  --------  ------  ------------


Pursuant to his Employment Agreement (See above), Mr. Cardin paid $14,000 in interest to the Company in each of the fiscal years 2001 and 2002 and $10,000 in interest in fiscal 2003, and the Company reimbursed him for those payments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning each person who, as of November 19, 2003, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and information regarding Common Stock of the Company beneficially owned, as of November 19, 2003, by all Directors and executive officers and by all Directors and executive officers as a group.

-----------------------------------------------------------  ----------------------  ---------
Name and Address of Beneficial Owner                         Shares of Common Stock   Percent
                                                               Beneficially Owned    of Class
-----------------------------------------------------------  ----------------------  ---------
Steven H. Cardin (Director and Executive Officer)
POB 1057 Breckenridge CO 80424-1057                                       7,233,866      47.8%
-----------------------------------------------------------  ----------------------  ---------
Jeffrey S. Chernow (Director)
POB 1057 Breckenridge CO 80424-1057                                         155,544       1.0%
-----------------------------------------------------------  ----------------------  ---------
Stephen F. Fante (Director)
POB 1057 Breckenridge CO 80424-1057                                         155,544       1.0%
-----------------------------------------------------------  ----------------------  ---------
All Directors and Executive Officers as a Group (3 Persons)               7,544,954      49.8%
-----------------------------------------------------------  ----------------------  ---------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective October 1, 2001, the Company entered into a five-year employment agreement with its president which provides for a base salary of $191,000 annually, plus escalations of not less than 5% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. At September 30, 2001, the Company had accrued bonus expense of $75,000. In 2002 the Company issued 936,868 shares of common stock to the president, valued at $0.08 per share, in lieu of cash, as payment of his accrued bonus. Pursuant to the employment agreement, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. The Company's two non-executive directors have each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on September 30, 2006, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $11,000 of both interest income and general and administrative expense related to the notes in 2003 and $17,000 of both interest income and general and administrative expense related to the notes in 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       EXHIBITS

3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985 Proxy Statement
10        Summary  of  Employment  Agreement  between  the Company and Steven H.
          Cardin, effective October 1, 2001 - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 2001
14        Code  of  Ethics
21 List of subsidiaries - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 1997
31        Rule  13a-14(a)/15d-14(a)  Certifications
32        Section  1350  Certifications

(b)       REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.


By:  /s/ STEVEN H. CARDIN                            November 25, 2003
     --------------------------------------          --------------------------
     Steven H. Cardin, CEO                           Date


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ STEVEN H. CARDIN                            November 25, 2003
     --------------------------------------          --------------------------
     Steven H. Cardin, Director, Principal           Date
     Executive Officer, Principal Financial
     Officer, and Principal Accounting
     Officer

By:  /s/ STEPHEN F. FANTE                            November 25, 2003
     --------------------------------------          --------------------------
     Director                                        Date

                          INDEPENDENT AUDITORS' REPORT



THE STOCKHOLDERS AND BOARD OF DIRECTORS
ALTEX INDUSTRIES, INC.:


We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and subsidiary as of September 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.



                                        Burdick, Meritt & Associates, P.C.


Denver, Colorado
November 6, 2003

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003


                                     ASSETS
                                     ------
CURRENT ASSETS
    Cash and cash equivalents                                                                  $  2,097,000
    Accounts receivable                                                                             125,000
    Other receivables                                                                                 1,000
    Other                                                                                            10,000
                                                                                               -------------
            Total current assets                                                                  2,233,000
                                                                                               -------------

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method) (Notes 6 and 7)                     1,076,000
    Other                                                                                            51,000
                                                                                               -------------
                                                                                                  1,127,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance              (1,074,000)
                                                                                               -------------
            Net property and equipment                                                               53,000

OTHER ASSETS                                                                                         20,000

                                                                                               -------------
                                                                                               $  2,306,000
                                                                                               =============

                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------

CURRENT LIABILITIES
    Accounts payable                                                                           $      7,000
    Accrued production costs                                                                         51,000
    Other accrued expenses                                                                           55,000
                                                                                               -------------
            Total current liabilities                                                               113,000
                                                                                               -------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)


STOCKHOLDERS EQUITY (Note 3)
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                            --
    Common stock, $.01 par value. Authorized 50,000,000 shares, 15,129,250 shares issued and
    outstanding                                                                                     151,000
    Additional paid-in capital                                                                   14,212,000
    Accumulated deficit                                                                         (11,811,000)
    Notes receivable from stockholders                                                             (359,000)
                                                                                               -------------
                                                                                                  2,193,000
                                                                                               -------------
                                                                                               $  2,306,000
                                                                                               =============


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                              2003          2002
                                                          ------------  ------------
REVENUE
    Oil and gas sales                                     $   729,000   $   478,000
    Interest (Note 3)                                          49,000        73,000
    Other income (expense)                                     (1,000)       11,000
                                                          ------------  ------------
                                                              777,000       562,000
                                                          ------------  ------------
COSTS AND EXPENSES
    Lease operating                                           290,000       244,000
    Production taxes                                           83,000        58,000
    General and administrative (Note 3)                       419,000       414,000
    Reclamation, restoration, and dismantlement (Note 6)            -         4,000
    Depreciation, depletion, and amortization                   9,000        13,000
                                                          ------------  ------------
                                                              801,000       733,000
                                                          ------------  ------------
NET LOSS                                                  $   (24,000)  $  (171,000)
                                                          ============  ============
LOSS PER SHARE OF COMMON STOCK                                      *   $     (0.01)
                                                          ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                        15,137,113    15,274,404
                                                          ============  ============

==========================================
*    Less than $(0.01) per share


          See accompanying notes to consolidated financial statements.

                                               ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                              YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                      COMMON       STOCK     ADDITIONAL    ACCUMULATED    TREASURY       NOTE           TOTAL
                                                              PAID-IN        DEFICIT       STOCK      RECEIVABLE     STOCKHOLDERS
                                                              CAPITAL                                    FROM           EQUITY
                                      SHARES      AMOUNT                                              SHAREHOLDER
                                    -----------  ---------  ------------  -------------  ----------  -------------  --------------

BALANCES AT SEPTEMBER 30, 2001      15,559,225    156,000    14,271,000    (11,616,000)          -       (359,000)      2,452,000

Net loss                                                                      (171,000)          -              -        (171,000)

Issuance of common stock at $0.08
  per share                            936,868      9,000        66,000              -           -              -          75,000

Acquisition of treasury stock,
  1,352,843 shares at $0.10 per              -          -             -              -    (138,000)             -        (138,000)
  share

Retirement of treasury stock        (1,352,843)   (14,000)     (124,000)             -     138,000              -               -
                                    -----------  ---------  ------------  -------------  ----------  -------------  --------------

BALANCES AT SEPTEMBER 30, 2002      15,143,250   $151,000   $14,213,000   $(11,787,000)  $       -   $   (359,000)  $   2,218,000

Net loss                                                                       (24,000)          -              -         (24,000)

Acquisition of treasury stock,
  14,000 shares at $0.09 per share           -          -             -              -      (1,000)             -          (1,000)

Retirement of treasury stock           (14,000)                  (1,000)             -       1,000              -               -
                                    -----------  ---------  ------------  -------------  ----------  -------------  --------------

BALANCES AT SEPTEMBER 30, 2003      15,129,250   $151,000   $14,212,000   $(11,811,000)  $           $   (359,000)  $   2,193,000
                                    ===========  =========  ============  =============  ==========  =============  ==============


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                             2003         2002
                                                                          -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $  (24,000)  $ (171,000)
    Adjustments to reconcile net loss to net cash
        provided used in operating activities
        Depreciation, depletion, and amortization                              9,000       13,000
        Decrease (increase) in accounts receivable                           (58,000)      12,000
        Decrease in other receivables                                          4,000       10,000
        Decrease in other current assets                                       7,000            -
        Decrease in other assets                                              12,000       18,000
        Increase (decrease) in accounts payable                                3,000       (6,000)
        Increase (decrease) in accrued production costs                       13,000      (10,000)
        Decrease in accrued restoration, reclamation, and dismantlement            -       (1,000)
        Increase in other accrued expenses                                    18,000        1,000
                                                                          -----------  -----------
                Net cash used in operating activities                        (16,000)    (134,000)
                                                                          -----------  -----------

CASH FLOWS USED IN  INVESTING ACTIVITIES
    Additions to other property and equipment                                 (4,000)           -
                                                                          -----------  -----------

CASH FLOWS USED IN FINANCING ACTIVITIES
    Acquisition of treasury stock                                             (1,000)    (138,000)
                                                                          -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (21,000)    (272,000)
                                                                          -----------  -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             2,118,000    2,390,000
                                                                          -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $2,097,000   $2,118,000
                                                                          ===========  ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS RECORDED IN THE
    ACCOMPANYING FINANCIAL STATEMENTS
    Decrease in other accrued expenses resulting from issuance of common
        stock to company's president in payment of accrued bonus          $        -   $   75,000
                                                                          ===========  ===========


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

NATURE OF OPERATIONS: Altex Industries, Inc., through its wholly-owned subsidiary, jointly referred to as the Company, owns interests, including working interests, in productive oil and gas properties located in Utah and Wyoming. The Company's revenues are generated from sales of oil and gas production, sales of oil and gas properties, and interest income from cash deposits. The Company's operations are significantly affected by changes in oil and gas prices and to changes in interest rates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Altex Industries, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT: The Company follows the successful efforts method of accounting for oil and gas operations, under which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units-of-production method based on estimated quantities of proved reserves and estimated RR&D (Note 6). Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, and valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Actual RR&D expense in excess of estimated RR&D expense is charged to operations.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses long-lived assets for impairment when circumstances indicate that the carrying value of such assets may not be recoverable. This review compares the assets carrying value with managements best estimate of the assets expected future undiscounted cash flows without interest costs. If the expected future cash flows exceed the carrying value, no impairment is recognized. If the carrying value exceeds the expected future cash flows, an impairment equal to the excess of the carrying value over the estimated fair value of the asset is recognized. No such impairment may be restored in the future. The Company's proved oil and gas properties are assessed for impairment on an individual field basis.

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

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE 2 - INCOME TAXES. At September 30, 2003, the Company had net operating loss and depletion carryforwards for income tax purposes of $367,000 and $945,000, respectively. If not utilized, the net operating losses will expire during the period from 2004 through 2023. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2003, computed in accordance with SFAS No. 109, is as follows:

DEFERRED TAX ASSETS
   Net operating loss carryforward                                                            $   128,000
   Depletion carryforward                                                                         331,000
   Tax basis of assets written off for financial statement purposes                               688,000
                                                                                              ------------
                                                                                                1,147,000

DEFERRED TAX LIABILITY
   Depletion, depreciation, amortization, and valuation allowance for income tax purposes in
       excess of amounts for financial statement purposes                                          (7,000)
                                                                                              ------------
TOTAL NET DEFERRED TAX ASSETS                                                                   1,140,000
   Less valuation allowance                                                                    (1,140,000)
                                                                                              ------------
NET DEFERRED TAX ASSET                                                                        $         -
                                                                                              ============

Based on the uncertainty of future realization, a valuation allowance equal to the net deferred tax asset has been provided. Accordingly, no tax benefit has been recorded.

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                               2003        2002
                                                            ----------------------
TAX EXPENSE (BENEFIT) AT 35% OF NET EARNINGS (LOSS)         $  (8,000)  $ (60,000)
CHANGE IN VALUATION ALLOWANCE FOR NET DEFERRED TAX ASSETS    (120,000)   (201,000)
EXPIRATION OF TAX CARRYFORWARDS                               117,000     279,000
OTHER                                                          11,000     (18,000)
                                                            ----------------------
INCOME TAX EXPENSE                                          $       -   $       -
                                                            ======================

NOTE 3 - RELATED PARTY TRANSACTIONS. Effective October 1, 2001, the Company entered into a five-year employment agreement with its president which provides for a base salary of $191,000 annually, plus escalations of not less than 5% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. At September 30, 2001, the Company had accrued bonus expense of $75,000. In 2002 the Company issued 936,868 shares of common stock to the president, valued at $0.08 per share, in lieu of cash, as payment of his accrued bonus. Pursuant to the employment agreement, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. The Company's two non-executive directors have each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on September 30, 2006, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $11,000 and $17,000 of both interest income and general and administrative expense related to the notes in 2003 and 2002, respectively.

NOTE 4 - MAJOR CUSTOMERS. In 2003 and 2002 the Company had two customers who individually accounted for 10% or more of the Company's revenue and who, in aggregate, accounted for 94% of revenue in each of 2003 and 2002. In 2003 the two customers individually accounted for 79% and 15% of revenue, and in 2002 the two customers individually accounted for 70% and 24% of revenue.

NOTE 5 - LEASES. The Company rents office space under a noncancellable operating lease that expires in April 2004. At September 30, 2003, required future payments under the lease are $12,000 for the year ending September 30, 2004. In 2003 and 2002 the Company incurred rent expense of $21,000.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT (RR&D). The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured.

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

I.   CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                                             SEPTEMBER 30, 2003
                                                                            --------------------
Proved properties                                                           $         1,076,000
Accumulated depreciation, depletion, amortization, and valuation allowance           (1,027,000)
                                                                            --------------------
Net capitalized cost                                                        $            49,000
                                                                            ====================

II.  ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                   OIL IN BARRELS   GAS IN MCFS
                                   -----------------------------
BALANCE AT SEPTEMBER 30, 2001              48,000       350,000
  Revisions of previous estimates          54,000       326,000
  Production                              (12,000)      (97,000)
                                   -----------------------------
BALANCE AT SEPTEMBER 30, 2002              90,000       579,000
  Revisions of previous estimates          10,000       223,000
  Production                              (13,000)      (84,000)
                                   -----------------------------
BALANCE AT SEPTEMBER 30, 2003              87,000       718,000
                                   =============================

III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                          AT SEPTEMBER 30
                                                         2003          2002
                                                     --------------------------
Estimated future revenue                             $ 5,345,000   $ 3,601,000
Estimated future expenditures                         (3,771,000)   (2,690,000)
                                                     --------------------------
Estimated future net revenue                           1,574,000       911,000
10% annual discount of estimated future net revenue     (431,000)     (239,000)
                                                     --------------------------
Present value of estimated future net revenue        $ 1,143,000   $   672,000
                                                     ==========================

IV.  SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                  YEAR ENDED SEPTEMBER 30
                                                                     2003         2002
                                                                  -----------------------
Present value of estimated future net revenue, beginning of year  $  672,000   $ 444,000
Sales, net of production costs                                      (356,000)   (176,000)
Net change in prices and costs of future production                  459,000    (118,000)
Revisions of quantity estimates                                      260,000     389,000
Accretion of discount                                                 67,000      44,000
Change in production rates and other                                  41,000      89,000
                                                                  -----------------------
Present value of estimated future net revenue, end of year        $1,143,000   $ 672,000
                                                                  =======================

                                  EXHIBIT INDEX


14     Code of Ethics
31     Rule 13a-14(a)/15d-14(a) Certifications
32     Section 1350 Certifications