Form 10QSB
period 2003-12-31
ALTEX INDUSTRIES INC
filed 2004-02-13
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]   Quarterly report under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                For the quarterly period ended December 31, 2003



[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

                       For the transition period from to.

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

   Number of shares outstanding of issuer's Common Stock as of February 4, 2004:
                                   15,046,017

           Transitional Small Business Disclosure Format:   Yes    No  X
                                                               --     ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                  (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
    Cash and cash equivalents                                                              $  2,082,000
    Accounts receivable                                                                         150,000
    Other                                                                                         8,000
                                                                                           -------------
            Total current assets                                                              2,240,000
                                                                                           -------------

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                                 1,076,000
    Other                                                                                        53,000
                                                                                           -------------
                                                                                              1,129,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance          (1,076,000)
                                                                                           -------------
            Net property and equipment                                                           53,000


OTHER ASSETS                                                                                     20,000
                                                                                           -------------
                                                                                           $  2,313,000
                                                                                           =============

                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------
CURRENT LIABILITIES
    Accounts payable                                                                       $      9,000
    Accrued production costs                                                                     58,000
    Other accrued expenses                                                                       49,000
                                                                                           -------------
            Total current liabilities                                                           116,000
                                                                                           -------------


STOCKHOLDERS EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                        --
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,129,250 shares        151,000
    Additional paid-in capital                                                               14,212,000
    Treasury shares, at cost, 83,233 shares                                                      (6,000)
    Accumulated deficit                                                                     (11,801,000)
    Notes receivable from stockholders                                                         (359,000)
                                                                                           -------------
                                                                                              2,197,000
                                                                                           -------------
                                                                                           $  2,313,000
                                                                                           =============


    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31
                                                                        2003          2002
                                                                     -------------------------

REVENUE
    Oil and gas sales                                                $   204,000  $   102,000
    Interest income                                                       11,000       15,000
                                                                     -------------------------
                                                                         215,000      117,000
                                                                     -------------------------
COSTS AND EXPENSES
    Lease operating                                                       75,000       70,000
    Production taxes                                                      25,000       12,000
    General and administrative                                           103,000      107,000
    Depreciation, depletion, amortization, and valuation allowance         2,000        4,000
                                                                     -------------------------
                                                                         205,000      193,000
                                                                     -------------------------
NET EARNINGS (LOSS)                                                  $    10,000  $   (76,000)
                                                                     =========================
EARNINGS (LOSS) PER SHARE                                                      *  $     (0.01)
                                                                     =========================
WEIGHTED AVERAGE SHARES OUTSTANDING                                   15,047,832   15,143,250
                                                                     =========================

----------------------------------------------
*Less than $.01 per share



     See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               DECEMBER 31
                                                                           2003          2002
                                                                       --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $    10,000   $   (76,000)
  Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities
      Depreciation, depletion, amortization, and valuation allowance         2,000         4,000
      (Increase) decrease in accounts receivable                           (25,000)       17,000
      Decrease in other current assets                                       3,000             -
      Decrease in other assets                                                   -         3,000
      Increase in accounts payable                                           2,000        17,000
      Increase (decrease) in accrued production costs                        7,000        (5,000)
      Decrease in other accrued expenses                                    (6,000)       (8,000)
                                                                       --------------------------
        Net cash used in operating activities                               (7,000)      (48,000)
                                                                       --------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Other additions to property and equipment                               (2,000)            -
                                                                                     ------------
        Net cash used in investing activities                               (2,000)            -
                                                                       --------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury shares                                          (6,000)            -
                                                                       --------------------------
        Net cash used in financing activities                               (6,000)            -
                                                                       --------------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (15,000)      (48,000)
                                                                       --------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,097,000     2,118,000
                                                                       --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 2,082,000   $ 2,070,000
                                                                       ==========================


     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2003, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2003 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

Cash balances decreased in the three months ended December 31, 2003, from $2,097,000 to $2,082,000 because the Company used $7,000 cash in operating activities, expended $2,000 on other additions to property and equipment, and expended $6,000 on the acquisition of treasury shares. Accounts receivable increased from $125,000 to $150,000 because of increased sales.

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

The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement (RR&D). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

The Company is currently experiencing modest positive cash flow from operations because of the extraordinarily high levels of oil and gas prices, which levels are unlikely to persist into the long term. Should prices decline materially, and should interest rates on cash balances remain at current levels, then, unless the Company materially increases production by acquiring producing properties or by engaging in successful drilling activities or recompletions, the Company is likely to experience negative cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, and declining production levels, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 4, 2004, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales increased 100% from $102,000 in the quarter ended December 31, 2002 (Q1FY03"), to $204,000 in the quarter ended December 31, 2003 (Q1FY04"), because of higher prevailing oil and gas price levels. Production taxes increased 108% from $12,000 in Q1FY03 to $25,000 in Q1FY04 because of increased sales.

                                    LIQUIDITY

Operating Activities. Net cash used in operating activities decreased from $48,000 in Q1FY03 to $7,000 in Q1FY04.

Investing Activities. During Q1FY04 the company invested $2,000 in new computer equipment.

Financing Activities. During Q1FY04 the Company acquired 83,233 shares of its Common Stock for $6,000.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
     31.  Rule  13a-14(a)/15d-14(a)  Certifications
     32.  Section  1350  Certifications
     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:   February 9, 2004



                                       By: /s/ STEVEN H. CARDIN
                                           Steven H. Cardin
                                           Chief Executive Officer and Principal
                                           Financial Officer

                                  EXHIBIT INDEX

31.  Rule  13a-14(a)/15d-14(a)  Certifications
32.  Section  1350  Certifications