Form 10QSB
period 2004-03-31
ALTEX INDUSTRIES INC
filed 2004-05-07
CIK 775057

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended March 31, 2004

[_] Transition report under Section 13 or 15(d) of the Exchange Act

                       For the transition period from     to
                                                     -----  -----

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                           --------------------------
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
 Yes   X   No
     -----    -----

     Number of shares outstanding of issuer's Common Stock as of May 4, 2004:
                                   15,046,017

           Transitional Small Business Disclosure Format: Yes       No   X
                                                              -----    -----

================================================================================

                                               PART I
                                       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                           MARCH 31, 2004
                                             (UNAUDITED)

                                               ASSETS
                                               ------
CURRENT ASSETS
  Cash and cash equivalents                                                                $  2,074,000
  Accounts receivable                                                                           108,000
  Other                                                                                           3,000
                                                                                           -------------
      Total current assets                                                                    2,185,000
                                                                                           -------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                   1,076,000
  Other                                                                                          56,000
                                                                                           -------------
                                                                                              1,132,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance            (1,079,000)
                                                                                           -------------
      Net property and equipment                                                                 53,000

OTHER ASSETS                                                                                     20,000

                                                                                           -------------
                                                                                           $  2,258,000
                                                                                           =============
                                  LIABILITIES AND STOCKHOLDERS EQUITY
                                  -----------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                         $      5,000
  Accrued production costs                                                                       74,000
  Other accrued expenses                                                                         51,000
                                                                                           -------------
      Total current liabilities                                                                 130,000
                                                                                           -------------

STOCKHOLDERS EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                          --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,129,250 shares          151,000
  Additional paid-in capital                                                                 14,212,000
  Treasury shares, at cost, 83,233 shares                                                        (6,000)
  Accumulated deficit                                                                       (11,870,000)
  Notes receivable from stockholders                                                           (359,000)
                                                                                           -------------
                                                                                              2,128,000
                                                                                           -------------
                                                                                           $  2,258,000
                                                                                           =============




                 See accompanying notes to consolidated, condensed financial statements.

                                       ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)

                                                                          Three Months Ended         Six months Ended
                                                                                March 31                 March 31
                                                                          2004         2003         2004         2003
                                                                      -------------------------  ------------------------
Revenue
  Oil and gas sales                                                   $   135,000      171,000      339,000      273,000
  Interest income                                                          10,000       11,000       21,000       26,000
  Other income (expense)                                                    4,000       (1,000)       4,000       (1,000)
                                                                      -------------------------  ------------------------
                                                                          149,000      181,000      364,000      298,000
                                                                      -------------------------  ------------------------
Costs and expenses
  Lease operating                                                          96,000       69,000      171,000      139,000
  Production taxes                                                         19,000       22,000       44,000       34,000
  General and administrative                                              100,000      112,000      203,000      219,000
  Depreciation, depletion, amortization, and valuation  allowance           3,000        4,000        5,000        8,000
                                                                      -------------------------  ------------------------
                                                                          218,000      207,000      423,000      400,000
                                                                      -------------------------  ------------------------
Net loss                                                              $   (69,000)     (26,000)     (59,000)    (102,000)
                                                                      =========================  ========================
Loss per share                                                        $    (0.005)      (0.002)      (0.004)      (0.007)
                                                                      =========================  ========================
Weighted average shares outstanding                                    15,046,017   15,143,250   15,046,017   15,143,250
                                                                      =========================  ========================




                          See accompanying notes to consolidated, condensed financial statements.

                         ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOW
                                       (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             MARCH 31
                                                                         2004         2003
                                                                      ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                            $  (59,000)  $ (102,000)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation, depletion, amortization, and valuation allowance         5,000        8,000
    Decrease in accounts receivable                                       17,000       16,000
    Decrease in other current assets                                       8,000        1,000
    Decrease in other assets                                                 -          7,000
    Decrease in accounts payable                                          (2,000)      (2,000)
    Increase in accrued production costs                                  23,000        2,000
    Decrease in other accrued expenses                                    (4,000)      (6,000)
                                                                      ------------------------
      Net cash used in operating activities                              (12,000)     (76,000)
                                                                      ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Other additions to property and equipment                               (5,000)         -
                                                                      ------------------------
    Net cash used in investing activities                                 (5,000)         -
                                                                      ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury shares                                          (6,000)         -
                                                                      ------------------------
    Net cash used in financing activities                                 (6,000)         -
                                                                      ------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (23,000)     (76,000)
                                                                      ------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       2,097,000    2,118,000
                                                                      ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $2,074,000   $2,042,000
                                                                      ========================




     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and the cash flows and results of operations for the six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2003 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

                               FINANCIAL CONDITION

Cash balances decreased in the six months ended March 31, 2004, from $2,097,000 to $2,074,000 because the Company used $12,000 cash in operating activities, $5,000 on other additions to property and equipment, and $6,000 on the acquisition of treasury shares. Accounts receivable decreased from $125,000 to $108,000 because of decreased sales.

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

The Company is currently experiencing modest negative cash flow from operations in spite of the extraordinarily high levels of oil and gas prices, which levels are unlikely to persist into the long term. Should prices decline materially, and should interest rates on cash balances remain at current levels, then, unless the Company materially increases production by acquiring producing properties or by engaging in successful drilling activities or recompletions, the Company is likely to experience more significant negative cash flows from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, and declining production levels, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 4, 2004, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales decreased 21% from $171,000 in the quarter ended March 31, 2003 (Q2FY03"), to $135,000 in the quarter ended March 31, 2004 (Q2FY04"), and increased 24% from $273,000 in the six months ended March 31, 2003, to $339,000 in the six months ended March 31, 2004. Lease operating expense increased 39% from $69,000 in Q2FY03 to $96,000 in Q2FY04 and 23% from $139,000 in the six months ended March 31, 2003, to $171,000 in the six months ended March 31, 2004, because of increased repairs and maintenance expense. Production taxes increased 29% from $34,000 in the six months ended March 31, 2003, to $44,000 in the six months ended March 31, 2004, because of increased sales. General and administrative expense decreased 11% from $112,000 in Q2FY03 to $100,000 in Q2FY04 because of decreased salary expense.

                                    LIQUIDITY

Operating Activities. Net cash used in operating activities decreased from $76,000 in the six months ended March 31, 2003, to $12,000 in the six months ended March 31, 2004.

Investing Activities. During the six months ended March 31, 2004, the Company invested $5,000 in new information technology equipment.

Financing Activities. During the six months ended March 31, 2004, the Company acquired 83,233 shares of its Common Stock for $6,000.

The Company's revenue and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At current price and interest rate levels, the Company is likely to record a modest net loss. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and possible changes in oil and gas price levels and interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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

                        ALTEX INDUSTRIES, INC.

Date: May 4, 2004             By:/s/ STEVEN H. CARDIN
                                 -----------------------------------------------
                                 Steven H. Cardin
                                 Chief Executive Officer and Principal Financial Officer

                                  EXHIBIT INDEX

31. Rule 13a-14(a)/15d-14(a) Certifications
32. Section 1350 Certifications