Form 10QSB
period 2004-06-30
ALTEX INDUSTRIES INC
filed 2004-08-10
CIK 775057

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                   For the transition period from     to    .
                                                 -----  -----

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
    ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                 84-0989164
    --------------------------------               -----------------------
     State or other jurisdiction of                   (I.R.S. Employer
     Incorporation or organization)                   Identification No.)

                    PO Box 1057  Breckenridge CO  80424-1057
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (303) 265-9312
                   ------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for the past 90 days.  Yes X   No
                                                                   ---    ---

    Number of shares outstanding of issuer's Common Stock as of August 6, 2004:
                                   15,006,017

           Transitional Small Business Disclosure Format: Yes    No  X
                                                             ---    ---

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                              JUNE 30, 2004
                                               (UNAUDITED)


                                                 ASSETS
                                                 ------
CURRENT ASSETS

    Cash and cash equivalents                                                              $  2,087,000
    Accounts receivable                                                                         123,000
    Other                                                                                         2,000
                                                                                           -------------
            Total current assets                                                              2,212,000
                                                                                           -------------

PROPERTY AND EQUIPMENT, AT COST
    Proved oil and gas properties (successful efforts method)                                 1,076,000
    Other                                                                                        58,000
                                                                                           -------------
                                                                                              1,134,000
    Less accumulated depreciation, depletion, amortization, and valuation allowance          (1,080,000)
                                                                                           -------------
            Net property and equipment                                                           54,000

OTHER ASSETS                                                                                     20,000

                                                                                           -------------
                                                                                           $  2,286,000
                                                                                           =============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
CURRENT LIABILITIES
    Accounts payable                                                                       $      8,000
    Accrued production costs                                                                     63,000
    Other accrued expenses                                                                       53,000
                                                                                           -------------
            Total current liabilities                                                           124,000
                                                                                           -------------
STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                        --
    Common stock, $.01 par value. Authorized 50,000,000 shares, issued 15,129,250 shares        151,000
    Additional paid-in capital                                                               14,212,000
    Treasury shares, at cost, 123,233 shares                                                    (11,000)
    Accumulated deficit                                                                     (11,831,000)
    Notes receivable from stockholders                                                         (359,000)
                                                                                           -------------
                                                                                              2,162,000
                                                                                           -------------
                                                                                           $  2,286,000
                                                                                           =============

       See accompanying notes to consolidated, condensed financial statements.

                          ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                        (UNAUDITED)


                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 JUNE 30                  JUNE 30
                                            2004         2003        2004         2003
                                         -----------------------  ------------------------
REVENUE
  Oil and gas sales                      $   222,000     231,000     561,000      504,000
  Interest income                             10,000      11,000      31,000       37,000
  Other income                                 3,000      10,000       7,000        9,000
                                         -----------------------  ------------------------
                                             235,000     252,000     599,000      550,000
                                         -----------------------  ------------------------
COSTS AND EXPENSES
  Lease operating                             70,000      87,000     241,000      227,000
  Production taxes                            28,000      29,000      72,000       62,000
  General and administrative                  97,000      96,000     300,000      315,000
  Depreciation, depletion, amortization,
    and valuation allowance                    1,000       3,000       6,000       11,000
                                         -----------------------  ------------------------
                                             196,000     215,000     619,000      615,000
                                         -----------------------  ------------------------
NET INCOME (LOSS)                        $    39,000      37,000     (20,000)     (65,000)
                                         =======================  ========================
NET INCOME (LOSS) PER SHARE              $     0.003       0.002      (0.001)      (0.004)
                                         =======================  ========================
WEIGHTED AVERAGE SHARES OUTSTANDING       15,034,149  15,132,942  15,051,506   15,139,789
                                         =======================  ========================

     See accompanying notes to consolidated, condensed financial statements.

                           ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOW
                                         (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                              JUNE 30
                                                                         2004         2003
                                                                      -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $  (20,000)    (65,000)
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
      Depreciation, depletion, amortization, and valuation allowance       6,000      11,000
      (Increase) decrease in accounts receivable                           2,000     (29,000)
      Decrease in other receivables                                        1,000       4,000
      Decrease in other current assets                                     8,000       3,000
      Decrease in other assets                                                 -       8,000
      Increase (decrease) in accounts payable                              1,000      (2,000)
      Increase in accrued production costs                                12,000      11,000
      Increase (decrease) in other accrued expenses                       (2,000)     31,000
                                                                      -----------  ----------
        Net cash provided by (used in) operating activities                8,000     (28,000)
                                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Additions to property and equipment                                   (7,000)     (3,000)
                                                                      -----------  ----------
        Net cash used in investing activities                             (7,000)     (3,000)

CASH FLOWS FROM FINANCING ACTIVITIES

    Acquisition of treasury stock                                        (11,000)     (1,000)
                                                                      -----------  ----------
        Net cash used in financing activities                            (11,000)     (1,000)
                                                                      -----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (10,000)    (32,000)
                                                                      -----------  ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       2,097,000   2,118,000
                                                                      -----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $2,087,000   2,086,000
                                                                      ===========  ==========

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004, and the cash flows and results of operations for the nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2003 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

                               FINANCIAL CONDITION

Cash balances decreased in the nine months ended June 30, 2004, from $2,097,000 to $2,087,000 because the Company expended $7,000 cash for additions to property and equipment and $11,000 cash for the acquisition of treasury shares.

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

The Company is currently experiencing modest cash flow from operations in spite of the extraordinarily high levels of oil and gas prices, which levels are unlikely to persist into the long term. Should prices decline materially, and should interest rates on cash balances remain at current levels, then, unless the Company materially increases production by acquiring producing properties or by engaging in successful drilling activities or recompletions, the Company is likely to experience negative cash flows from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, and declining production levels, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At
August 6, 2004, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales decreased 4% from $231,000 in the quarter ended June 30, 2003 ("Q3FY03"), to $222,000 in the quarter ended June 30, 2004 ("Q3FY04"), and increased 11% from $504,000 in the nine months ended June 30, 2003, to $561,000 in the nine months ended June 30, 2004. Interest income decreased 16% from $37,000 in the nine months ended June 30, 2003, to $31,000 in the nine months ended June 30 ,2004, because of lower realized yields on cash balances. Lease operating expense decreased 20% from $87,000 in Q3FY03 to $70,000 in Q3FY04 because of reduced repair and maintenance expense and increased 6% from $227,000 in the nine months ended June 30, 2003, to $241,000 in the nine months ended June 30, 2004, because of increased repair and maintenance expense. Production taxes increased 16% from $62,000 in the nine months ended June 30, 2003, to $72,000 in the nine months ended June 30, 2004, because of increased sales. General and administrative expense decreased 5% from $315,000 in the nine months ended June 30, 2003, to $300,000 in the nine months ended June 30, 2004, because of reduced salary expense.

                                    LIQUIDITY

Operating Activities. Net cash provided by or used in operating activities increased from $28,000 used in operating activities in the nine months ended June 30, 2003, to $8,000 provided by operating activities in the nine months ended June 30, 2004.

Investing Activities. During the nine months ended June 30, 2003, the Company invested $3,000 in new information technology equipment, and during the nine months ended June 30, 2004, the Company invested $7,000 in new information technology equipment.

Financing Activities. During the nine months ended June 30, 2003, the Company acquired 14,000 shares of its Common Stock for $1,000, and during the nine months ended June 30, 2004, the Company acquired 123,233 shares of its Common Stock for $11,000.

The Company's revenue and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. At current price and interest rate levels, the Company is likely to record a modest net gain. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and possible changes in oil and gas price levels and interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

------------------------------------------------------------------------------------------------------
                    (a)         (b)                                                  (d)
                   Total      Average                (c)                     Maximum Number (or
                 Number of      Price      Total Number of Shares (or    Approximate Dollar Value) of
                Shares (or    Paid per    Units) Purchased as Part of   Shares (or Units) that May Yet
                  Units)      Share (or     Publicly Announced Plans     Be Purchased Under the Plans
Period           Purchased      Unit)             or Programs                     or Programs
------------------------------------------------------------------------------------------------------
April 1, 2004
   through
April 30, 2004       -            -                    -                                -
------------------------------------------------------------------------------------------------------
May 1, 2004
   through
May 31, 2004         -            -                    -                                -
------------------------------------------------------------------------------------------------------
June 1, 2004
   through
June 30, 2004     40,000     $   0.10                  -                                -
------------------------------------------------------------------------------------------------------

The Company has no publicly announced plan or program for the purchase of shares. In June 2004 the Company purchased 40,000 shares other than through a publicly announced plan or program in open-market transactions.

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

                             ALTEX INDUSTRIES, INC.

Date:  August 6, 2004                         By:   /s/  STEVEN  H.  CARDIN
                                                    Steven  H.  Cardin
                                                    Chief  Executive  Officer
                                                    and  Principal  Financial
                                                    Officer

                                  EXHIBIT INDEX

31. Rule 13a-14(a)/15d-14(a) Certifications
32. Section 1350 Certifications