Form 10KSB
period 2004-09-30
ALTEX INDUSTRIES INC
filed 2004-12-02
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 [X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
                  For the fiscal year ended September 30, 2004

 [_]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                       For the transition period from ___ to.___.

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

               Delaware                                   84-0989164
----------------------------------------  --------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

      POB 1057 Breckenridge, CO                           80424-1057
----------------------------------------  --------------------------------------
(Address of principal executive offices)                  (Zip Code)

                 Issuer's Telephone Number:    (303) 265-9312
                                            --------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

           Issuer's revenue for its most recent fiscal year: $853,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 26, 2004: $893,000

     Number of shares outstanding of issuer's Common stock as of November 26, 2004: 14,877,117

          Transitional Small Business Disclosure Format: Yes      No  X
                                                             ---     ---

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


                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Altex Industries, Inc. (or the "Registrant" or the "Company," each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiary) is a holding company with two full-time employees that was incorporated in Delaware in 1985. Through its operating subsidiary, the Company currently owns interests, including working interests, in productive onshore oil and gas properties, buys and sells producing oil and gas properties, and, to a lesser extent, participates in the drilling of exploratory and development wells, and in recompletions of existing wells.

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

Through the operators of the properties in which it has an interest, the Company sells produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases the Company's production were taken out of service, the Company could be forced to halt production that is purchased by such refinery, pipeline, or plant. Approximately 78% of the Company's oil and gas sales result from production from one field for which there is only one available gas pipeline system (See Note 4 of Notes to Consolidated Financial Statements below.). If this pipeline system were taken out of service, production of both oil and gas from that field would be halted.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY.

WELLS AND ACREAGE: At November 26, 2004, the Company owned no undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At November 26, 2004, the Company owned working interests in 44 gross (14.18 net) productive oil wells (certain of which produce associated natural gas), no wells producing only natural gas, and 20,000 gross (6,000 net) developed acres. Substantially all of the Company's production is located in Utah and Wyoming. One well accounts for approximately 17% of the Company's oil and gas sales and for approximately 34% of the Company's estimated proved oil reserves. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

                                   Production

---------------------------------------------------------------------------
               Net Production       Average Price
                      ---------            ---------   Average Production
               Oil       Gas       Oil        Gas      Cost Per Equivalent
Fiscal Year  (Bbls)     (Mcf)     (Bbls)     (Mcf)       Barrel ("BOE")
                                                      ---------------------

   2004       11,000     89,000  $  37.00  $    4.44  $               11.04

   2003       13,000     84,000     26.54       4.57                  10.74

   2002       12,000     97,000     22.45       2.15                   8.66
---------------------------------------------------------------------------

DRILLING ACTIVITY: The Company did not participate in the drilling of any wells during fiscal 2002 (FY02"), fiscal 2003 (FY03"), or fiscal 2004 (FY04").

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

-------------------------------------------------
                 FY04                 FY03
-------------------------------------------------
Quarter  High Bid   Low Bid   High Bid   Low Bid
-------------------------------------------------

   1     $    0.12  $   0.06  $    0.07  $   0.05
-------------------------------------------------
   2          0.14      0.09       0.07      0.05
-------------------------------------------------
   3          0.16      0.08       0.10      0.06
-------------------------------------------------
   4          0.10      0.09       0.07      0.05
-------------------------------------------------

At November 26, 2004, there were approximately 4,600 holders of record of the Company's Common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

                          Small Business Issuer Purchases of Equity Securities

-------------------------------------------------------------------------------------------------------
                        (a)          (b)                (c)                           (d)
                       Total       Average     Total Number of Shares         Maximum Number (or
                     Number of      Price     (or Units) Purchased as    Approximate Dollar Value) of
   Period           Shares (or    Paid per        Part of Publicly      Shares (or Units) that May Yet
                      Units)      Share (or      Announced Plans or      Be Purchased Under the Plans
                     Purchased      Unit)             Programs                    or Programs
-------------------------------------------------------------------------------------------------------
  July 1, 2004
    through
  July 31, 2004
-------------------------------------------------------------------------------------------------------
  August 1, 2004
     through
 August 31, 2004
-------------------------------------------------------------------------------------------------------
September 1, 2004
    through
September 30, 2004       18,700  $     0.085

Total                    18,700  $     0.085
-------------------------------------------------------------------------------------------------------

The Company has no publicly announced plan or program for the purchase of shares. In September 2004 the Company purchased 18,700 shares other than through a publicly announced plan or program in open-market transactions.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

                               FINANCIAL CONDITION

Cash balances increased $17,000 during FY04 because $36,000 cash provided by operating activities was reduced by $7,000 cash for additions to other property and equipment and $12,000 cash used to acquire 141,933 shares of treasury stock. Accounts receivable increased $15,000 because of increased sales.

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

The Company is currently experiencing modest cash flow from operations in spite of the extraordinarily high levels of oil and gas prices, which levels are unlikely to persist into the long term. Should prices decline materially, and should interest rates on cash balances remain at current levels, then, unless the Company materially increases production by acquiring producing properties or by engaging in successful drilling activities or recompletions, the Company is likely to experience negative cash flows from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, and declining production levels, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At November 26, 2004, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Oil and gas sales increased 10% from $729,000 in FY03 to $802,000 in FY04 because oil sales increased 18% from $345,000 in FY03 to $407,000 in FY04, and gas sales increased 3% from $384,000 in FY03 to $395,000 in FY04. Oil sales increased because a 15% decrease in barrels sold from 13,000 in FY03 to 11,000 in FY04 was more than offset by a 39% increase in price per barrel from $26.54 in FY03 to $37.00 in FY04. Gas sales increased because a 6% increase in thousands of cubic feet ("MCFs") sold from 84,000 in FY03 to 89,000 in FY04 was offset by a 3% decrease in price per MCF from $4.57 in FY03 to $4.44 in FY04. Production taxes increased 24% from $83,000 in FY03 to $103,000 in FY04 because of increased sales. Net loss decreased from $24,000 in FY03 to a net gain of $38,000 in FY04 because of increased sales.

                                    LIQUIDITY

OPERATING ACTIVITIES. In FY03 net cash used in operating activities was $16,000, and in FY04 net cash provided by operating activities was $36,000.

INVESTING ACTIVITIES. In FY03 the Company expended $4,000 on additions to other property and equipment, and in FY04 the Company expended $7,000 on additions to other property and equipment.

FINANCING ACTIVITIES. In FY03 the Company expended $1,000 to acquire 14,000 shares of treasury stock, and in FY04 the Company expended $12,000 to acquire 141,933 shares of treasury stock. Between October 1, 2004, and November 26,
2004,  the  Company  acquired  110,200  shares  of  treasury  stock for $11,000.

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

ITEM  8B.  OTHER  INFORMATION

None.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Mr. Steven H. Cardin, 54, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 53, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 48, a CPA, formerly Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and formerly Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries, has been a private investor for the last five years, and a Director since 1989.

The Board of Directors has a separately-designated standing Audit Committee which is comprised of Mr. Fante and Mr. Chernow. The Board of Directors has determined that the Company has at least one Audit Committee Financial Expert serving on its Audit Committee: Mr. Fante is an Audit Committee Financial
Expert,  and  he  is  independent,  as  that term is used in Item 7(d)(3)(iv) of
Schedule  14A  under  the  Exchange  Act.

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

                  Summary Compensation Table

----------------------------------------------------------
                                Annual Compensation
----------------------------------------------------------
Name and Principal     Year   Salary   Bonus  Other Annual
Position                                      Compensation
----------------------------------------------------------

Steven H. Cardin, CEO  2004  $211,000  4,000         9,000

----------------------------------------------------------

Steven H. Cardin, CEO  2003  $201,000               10,000

----------------------------------------------------------

Steven H. Cardin, CEO  2002  $191,000               14,000

----------------------------------------------------------

Pursuant to his Employment Agreement (See above), Mr. Cardin paid $14,000 in interest to the Company in FY02, $10,000 in interest in fiscal FY03, and $9,000 in interest in FY04. The Company reimbursed him for those payments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning each person who, as of November 26, 2004, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and information regarding Common Stock of the Company beneficially owned, as of November 26, 2004, by all Directors and executive officers and by all Directors and executive officers as a group.

----------------------------------------------------------------------------------------------
      Name and Address of Beneficial Owner                   Shares of Common Stock   Percent
                                                               Beneficially Owned    of Class
----------------------------------------------------------------------------------------------

Steven H. Cardin (Director and Executive Officer)
POB 1057 Breckenridge CO 80424-1057                                       7,233,866     48.62%
----------------------------------------------------------------------------------------------

Jeffrey S. Chernow (Director)
POB 1057 Breckenridge CO 80424-1057                                         155,544      1.05%
----------------------------------------------------------------------------------------------

Stephen F. Fante (Director)
POB 1057 Breckenridge CO 80424-1057                                         155,544      1.05%
----------------------------------------------------------------------------------------------

All Directors and Executive Officers as a Group (3 Persons)               7,544,954     50.72%
----------------------------------------------------------------------------------------------

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

Company recognized $11,000 of both interest income and general and administrative expense related to the notes in 2003 and 2004.

ITEM  13.  EXHIBITS

3(i)   Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii)  Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985 Proxy Statement
10     Summary of Employment Agreement between the Company and Steven H. Cardin, effective October 1, 2001 -
       Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 2001
14     Code of Ethics - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 2003
21     List of subsidiaries - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 1997
31     Rule 13a-14(a)/15d-14(a) Certifications
32     Section 1350 Certifications


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES. Fees billed for annual audits and for reviews of Forms 10-QSB and Forms 8-K: Billed in FY04: $10,900. Billed in FY03: $10,525.

AUDIT-RELATED  FEES.  None

TAX FEES. Fees billed for preparation of registrant's federal and state income tax returns: Billed in FY04: $2,250. Billed in FY03: $2,000. Fees billed for other tax-related services: None.

ALL  OTHER  FEES.  None.

The registrant does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the registrant's Audit Committee. During FY04 and FY03 no Audit-Related or Other Fees were billed, and all Tax Fees had been pre-approved by the Audit Committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        ALTEX INDUSTRIES, INC.

                                        /s/ STEVEN H. CARDIN
                                        ----------------------------------------
                                        By: Steven H. Cardin, CEO

                                        Date: December 1, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        /s/ STEVEN H. CARDIN
                                        By:  Steven  H.  Cardin,  Director,
                                             Principal  Executive  Officer,
                                             Principal  Financial  Officer,  and
                                             Principal  Accounting  Officer

                                        Date: December 1, 2004

                                        /s/ STEPHEN F. FANTE
                                        ----------------------------------------
                                        By: Stephen F. Fante, Director

                                        Date: December 1, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
ALTEX  INDUSTRIES,  INC.

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.


Denver,  Colorado
November  8,  2004


                                        /S/ COMISKEY & COMPANY
                                        PROFESSIONAL CORPORATION

                          INDEPENDENT AUDITORS' REPORT


THE STOCKHOLDERS AND BOARD OF DIRECTORS
ALTEX INDUSTRIES, INC.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Altex Industries, Inc. and subsidiary for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Altex Industries, Inc. and subsidiary for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                   Burdick, Meritt & Associates, P.C.


Denver, Colorado
November 6, 2003

                                   ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEET
                                            SEPTEMBER 30, 2004


                                                 ASSETS
                                                 ------
CURRENT ASSETS
  Cash and cash equivalents                                                                  $  2,114,000
  Accounts receivable                                                                             140,000
  Other receivables                                                                                 8,000
  Other                                                                                             2,000

    Total current assets                                                                        2,264,000

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method) (Notes 6 and 7)                     1,076,000
  Other                                                                                            58,000

                                                                                                1,134,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance              (1,082,000)

    Net property and equipment                                                                     52,000

OTHER ASSETS                                                                                       17,000


                                                                                             $  2,333,000

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                           $      5,000
  Accrued production costs                                                                         46,000
  Other accrued expenses                                                                           63,000

    Total current liabilities                                                                     114,000

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                            --
  Common stock, $.01 par value. Authorized 50,000,000 shares, 14,987,317 shares issued and        150,000
outstanding
  Additional paid-in capital                                                                   14,201,000
  Accumulated deficit                                                                         (11,773,000)
  Notes receivable from stockholders                                                             (359,000)

                                                                                                2,219,000

                                                                                             $  2,333,000

          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003



                                                 2004          2003
REVENUE
  Oil and gas sales                           $   802,000  $   729,000
  Interest (Note 3)                                42,000       49,000
  Other income (expense)                            9,000       (1,000)

                                                  853,000      777,000
COSTS AND EXPENSES
  Lease operating                                 287,000      290,000
  Production taxes                                103,000       83,000
  General and administrative (Note 3)             417,000      419,000
  Depreciation, depletion, and amortization         8,000        9,000

                                                  815,000      801,000

NET EARNINGS (LOSS)                           $    38,000  $   (24,000)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK               *            *

WEIGHTED AVERAGE SHARES OUTSTANDING            15,039,919   15,137,113

______________________________
* Less than $(0.01) per share


          See accompanying notes to consolidated financial statements.

                                              ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                            COMMON STOCK      ADDITIONAL   ACCUMULATED   TREASURY       NOTES          TOTAL
                                                                PAID-IN      DEFICIT       STOCK     RECEIVABLE     STOCKHOLDERS
                                                                CAPITAL                                 FROM           EQUITY
                                        SHARES      AMOUNT                                          SHAREHOLDERS
                                      -------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2002        15,143,250   $151,000   14,213,000   (11,787,000)                 (359,000)  $   2,218,000
Net loss                                                                       (24,000)                                  (24,000)
Acquisition of treasury stock,
  14,000 shares at $0.085 per share                                                        (1,000)                        (1,000)
Retirement of treasury stock             (14,000)                 (1,000)                   1,000
                                      -------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2003        15,129,250    151,000   14,212,000   (11,811,000)                 (359,000)      2,193,000
Net earnings                                                                    38,000                                    38,000
Acquisition of treasury stock,
  141,933 shares at $0.085 per share                                                      (12,000)                       (12,000)
Retirement of treasury stock            (141,933)    (1,000)     (11,000)                  12,000
                                      -------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2004        14,987,317   $150,000   14,201,000   (11,773,000)                 (359,000)  $   2,219,000


          See accompanying notes to consolidated financial statements.

                        ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                               2004         2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                       $   38,000   $  (24,000)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities
    Depreciation, depletion, and amortization                    8,000        9,000
    Increase in accounts receivable                            (15,000)     (58,000)
    Decrease (increase) in other receivables                    (7,000)       4,000
    Decrease in other current assets                             8,000        7,000
    Decrease in other assets                                     3,000       12,000
    Increase (decrease) in accounts payable                     (2,000)       3,000
    Increase (decrease) in accrued production costs             (5,000)      13,000
    Increase in other accrued expenses                           8,000       18,000
      Net cash provided by (used in) operating activities       36,000      (16,000)

CASH FLOWS USED IN  INVESTING ACTIVITIES
  Additions to other property and equipment                     (7,000)      (4,000)

CASH FLOWS USED IN FINANCING ACTIVITIES
  Acquisition of treasury stock                                (12,000)      (1,000)
                                                            ------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            17,000      (21,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               2,097,000    2,118,000
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $2,114,000   $2,097,000


          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE  1  -  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

NATURE OF OPERATIONS: Altex Industries, Inc., through its wholly-owned subsidiary, jointly referred to as "the Company," owns interests, including working interests, in productive oil and gas properties located in Utah and Wyoming. The Company's revenues are generated from sales of oil and gas production, sales of oil and gas properties, and interest income from cash deposits. The Company's operations are significantly affected by changes in oil and gas prices and in interest rates.

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

CONCENTRATIONS OF CREDIT RISK: The Company sells the majority of its oil and gas production to two customers (Note 4). Receivables are not collateralized. Although this concentration could affect the Company's overall exposure to credit risk, management believes the risk is minimal. Although the Company maintains significant amounts of cash, management does not permit cash deposits to exceed federally insured limits with any one institution.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

REVENUE RECOGNITION: Substantially all of the Company's revenue is from sales of oil and gas production and from interest income. Revenue from oil and gas production is recognized based on sales or delivery date. Interest income is recognized when earned.

NOTE 2 - INCOME TAXES. At September 30, 2004, the Company had net operating loss and depletion carryforwards for income tax purposes of $323,000 and $1,021,000, respectively. If not utilized, the net operating losses will expire during the period from 2005 through 2023. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2004, computed in accordance with SFAS No. 109, is as follows:

DEFERRED TAX ASSETS
  Net operating loss carryforward                                                            $   113,000
  Depletion carryforward                                                                         357,000
  Tax basis of assets written off for financial statement purposes                               694,000
                                                                                             ------------
                                                                                               1,164,000
DEFERRED TAX LIABILITY
  Depletion, depreciation, amortization, and valuation allowance for income tax purposes in
    excess of amounts for financial statement purposes                                           (10,000)
                                                                                             ------------
TOTAL NET DEFERRED TAX ASSETS                                                                  1,154,000
  Less valuation allowance                                                                    (1,154,000)
                                                                                             ------------
NET DEFERRED TAX ASSET                                                                       $         -

                                                                                             ------------


Based on the uncertainty of future realization, a valuation allowance equal to the net deferred tax asset has been provided. Accordingly, no tax benefit has been recorded.

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                                                                     2004      2003
                                                                                                 ---------------------

     Tax expense (benefit) at 35% of net earnings (loss)                                         $ 13,000   $  (8,000)
     Change in valuation allowance for net deferred tax assets                                     14,000    (120,000)
     Expiration of tax carryforwards                                                                    -     117,000
     Change in valuation allowance for net deferred tax assets due to an increase in depletion
     carryforwards                                                                                (27,000)          -
     Other                                                                                                     11,000
                                                                                                 ---------------------
     Income tax expense                                                                          $      -   $       -
                                                                                                 ---------------------

NOTE 3 - RELATED PARTY TRANSACTIONS. Effective October 1, 2001, the Company entered into a five-year employment agreement with its president which provides for a base salary of $191,000 annually, plus escalations of not less than 5% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. At September 30, 2001, the Company had accrued bonus expense of $75,000. In 2002 the Company issued 936,868 shares of common stock to the president, valued at $0.08 per share, in lieu of cash, as payment of his accrued bonus. Pursuant to the employment agreement, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. The Company's two non-executive directors have each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

September 30, 2006, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $11,000 of both interest income and general and administrative expense related to the notes in 2003 and 2004.

NOTE 4 - MAJOR CUSTOMERS. In 2004 and 2003 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 95% of oil and gas sales in 2004 and 94% of oil and gas sales in 2003. In 2004 the two customers individually accounted for 78% and 17% of oil and gas sales, and in 2003 the two customers individually accounted for 79% and 15% of oil and gas sales.

NOTE 5 - LEASES. The Company rented office space under a noncancellable operating lease that expired in April 2004 and that the Company renewed for five years ending April 30, 2009. At September 30, 2004, required future payments under the lease are $21,000 for the years ending September 30, 2005, September 30, 2006, September 30, 2007, and September 30, 2008, and $12,000 for the year ending September 30, 2009. In 2004 and 2003 the Company incurred rent expense of $21,000.

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

I.  CAPITALIZED  COSTS  RELATING  TO  OIL  AND  GAS  PRODUCING  ACTIVITIES

                                                                             SEPTEMBER 30, 2004
Proved properties                                                           $         1,076,000
Accumulated depreciation, depletion, amortization, and valuation allowance           (1,032,000)
Net capitalized cost                                                        $            44,000

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

II.  ESTIMATED  QUANTITIES  OF  PROVED  OIL  AND  GAS  RESERVES

                                   OIL IN BARRELS   GAS IN MCFS
BALANCE AT SEPTEMBER 30, 2002              90,000       579,000
  Revisions of previous estimates          10,000       223,000
  Production                              (13,000)      (84,000)
BALANCE AT SEPTEMBER 30, 2003              87,000       718,000
  Revisions of previous estimates          24,000       120,000
  Production                              (11,000)      (89,000)
BALANCE AT SEPTEMBER 30, 2004             100,000       749,000

III.  PRESENT  VALUE  OF  ESTIMATED  FUTURE  NET  REVENUE

                                                       AT SEPTEMBER 30
                                                     2004          2003
Estimated future revenue                             $ 7,870,000   $ 5,345,000
Estimated future expenditures                         (4,990,000)   (3,771,000)
Estimated future net revenue                           2,880,000     1,574,000
10% annual discount of estimated future net revenue     (905,000)     (431,000)
Present value of estimated future net revenue        $ 1,975,000   $ 1,143,000

IV.  SUMMARY  OF  CHANGES  IN  PRESENT  VALUE  OF  ESTIMATED  FUTURE NET REVENUE

                                                                    YEAR ENDED SEPTEMBER 30
                                                                  2004           2003
Present value of estimated future net revenue, beginning of year  $   1,143,000   $    672,000
Sales, net of production costs                                         (412,000)      (356,000)
Net change in prices and costs of future production                     785,000        459,000
Revisions of quantity estimates                                         383,000        260,000
Accretion of discount                                                   114,000         67,000
Change in production rates and other                                    (38,000)        41,000
Present value of estimated future net revenue, end of year        $   1,975,000   $  1,143,000

                                  EXHIBIT INDEX


31     Rule 13a-14(a)/15d-14(a) Certifications
32     Section 1350 Certifications