Form 10QSB
period 2004-12-31
ALTEX INDUSTRIES INC
filed 2005-02-11
CIK 775057

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                  For the transition period from ____ to ____.

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

                                 (303) 265-9312
                         ------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
    --

  Number of shares outstanding of issuer's Common Stock as of February 7, 2005:
                                   14,877,117

           Transitional Small Business Disclosure Format: Yes     No X
                                                              --     --

================================================================================

                                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                           DECEMBER 31, 2004
                                              (Unaudited)


                                                ASSETS
                                                ------
CURRENT ASSETS

  Cash and cash equivalents                                                               $  2,104,000
  Accounts receivable                                                                          147,000
  Other                                                                                          3,000
                                                                                          -------------
    Total current assets                                                                     2,254,000
                                                                                          -------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                  1,076,000
  Other                                                                                         63,000
                                                                                          -------------
                                                                                             1,139,000

  Less accumulated depreciation, depletion, amortization,  and valuation allowance          (1,084,000)
                                                                                          -------------

    Net property and equipment                                                                  55,000

Other assets                                                                                    17,000
                                                                                          -------------
                                                                                          $  2,326,000
                                                                                          =============



                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                        $     16,000
  Accrued production costs                                                                      53,000
  Other accrued expenses                                                                        32,000
                                                                                          -------------
    Total current liabilities                                                                  101,000
                                                                                          -------------

Stockholders' equity
  Preferred stock, $.01 par value. Authorized 5,000,000 shares,  none issued                        --
  Common stock, $.01 par value. Authorized 50,000,000 shares,  issued 14,987,317 shares        150,000
  Additional paid-in capital                                                                14,201,000

  Treasury shares, at cost, 110,200 shares                                                     (11,000)
  Accumulated deficit                                                                      (11,756,000)
  Notes receivable from stockholders                                                          (359,000)
                                                                                             2,225,000
                                                                                          -------------
                                                                                          $  2,326,000
                                                                                          =============

     See accompanying notes to consolidated, condensed financial statements.

                              ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                            (UNAUDITED)


                                                                            Three Months Ended
                                                                                December 31
                                                                             2004         2003
                                                                          ------------------------
REVENUE
  Oil and gas sales                                                       $   235,000  $   204,000
  Interest income                                                              12,000       11,000
                                                                          ------------------------
                                                                              247,000      215,000
                                                                          ------------------------

COSTS AND EXPENSES
  Lease operating                                                              88,000       75,000
  Production taxes                                                             29,000       25,000
  General and administrative                                                  111,000      103,000
  Depreciation, depletion, amortization, and valuation allowance                2,000        2,000
                                                                          ------------------------
                                                                              230,000      205,000
                                                                          ------------------------
NET EARNINGS                                                              $    17,000  $    10,000
                                                                          ========================
EARNINGS PER SHARE                                                                  *            *
                                                                          ========================
WEIGHTED AVERAGE SHARES OUTSTANDING                                        14,896,287   15,047,832
                                                                          ========================

________________________________________________________________________
*Less than $.01 per share

    See accompanying notes to consolidated, condensed financial statements.

                          ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOW
                                        (UNAUDITED)

                                                                      Three months ended
                                                                          December 31
                                                                       2004         2003
                                                                    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings                                                      $   17,000      10,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Depreciation, depletion, amortization, and valuation allowance       2,000       2,000
    Increase in accounts receivable                                     (7,000)    (25,000)
    Decrease in other receivables                                        7,000           -
    Decrease in other current assets                                         -       3,000
    Increase in accounts payable                                        11,000       2,000
    Increase in accrued production costs                                 7,000       7,000
    Decrease in other accrued expenses                                 (31,000)     (6,000)
                                                                    -----------------------
      Net cash provided by (used in) operating activities                6,000      (7,000)

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                 (5,000)     (2,000)
                                                                    -----------------------
      Net cash used in investing activities                             (5,000)     (2,000)
                                                                    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury stock                                      (11,000)     (6,000)
                                                                    -----------------------
      Net cash used in financing activities                            (11,000)     (6,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (10,000)    (15,000)
                                                                    -----------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,114,000   2,097,000
                                                                    -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $2,104,000   2,082,000
                                                                    =======================

    See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2004, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2004 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

The Company is currently experiencing modest cash flow from operations in spite of the extraordinarily high levels of oil and gas prices, which levels are unlikely to persist into the long term. Should prices decline materially, and should interest rates on cash balances remain at current levels, then, unless the Company materially increases production by acquiring producing properties or by engaging in successful drilling activities or recompletions, the Company is likely to experience negative cash flows from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, and declining production levels, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the

Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 7, 2005, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales increased 15% from $204,000 in the quarter ended December 31, 2003 ("Q1FY04"), to $235,000 in the quarter ended December 31, 2004 ("Q1FY05"), because of sharply higher world energy prices. Lease operating expense increased 17% from $75,000 in Q1FY04 to $88,000 in Q1FY05 because of increased repair and maintenance expense. Production taxes increased 16% from $25,000 in Q1FY04 to $29,000 in Q1FY05 because of increased sales. General and administrative expense increased 8% from $103,000 in Q1FY04 to $111,000 in Q1FY05 because of increased salary expense.

                         LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by or used in operating activities increased from $7,000 used in operating activities in Q1FY04 to $6,000 provided by operating activities in Q1FY05.

Investing  Activities.  In  Q1FY04  and  Q1FY05  the Company invested $2,000 and
$5,000,  respectively,  in  new  information  technology  equipment.

Financing Activities. In Q1FY04 the Company acquired 83,233 shares of its Common Stock for $6,000, and in Q1FY05 the Company acquired 110,200 shares of its Common Stock for $11,000.

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

     Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

------------------------------------------------------------------------------------------------------
                       (a)          (b)                (c)                           (d)
                      Total       Average     Total Number of Shares         Maximum Number (or
                    Number of    rice Paid   (or Units) Purchased as    Approximate Dollar Value) of
Period             Shares (or       Per          Part of Publicly      Shares (or Units) that May Yet
                     Units)      Share (or      Announced Plans or      Be Purchased Under the Plans
                    Purchased      Unit)             Programs                    or Programs
------------------------------------------------------------------------------------------------------
October 1, 2004
 through               110,200  $     0.096              -                             -
October 31, 2004
------------------------------------------------------------------------------------------------------
November 1, 2004
 through                  -            -                 -                             -
November 30, 2004
------------------------------------------------------------------------------------------------------
December 1, 2004
 through                  -            -                 -                             -
December 31, 2004
------------------------------------------------------------------------------------------------------

The Company has no publicly announced plan or program for the purchase of shares. In October 2004 the Company purchased 110,200 shares other than through a publicly announced plan or program in open-market transactions.

ITEM  6.  EXHIBITS

31.  Rule  13a-14(a)/15d-14(a)  Certifications
32.  Section  1350  Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date: February 7, 2005                 By: /s/ STEVEN H. CARDIN
                                           Steven H. Cardin
                                           Chief Executive Officer and Principal
                                           Financial Officer

                                  EXHIBIT INDEX

31. Rule 13a-14(a)/15d-14(a) Certifications
32. Section 1350 Certifications