Form 10QSB
period 2005-03-31
ALTEX INDUSTRIES INC
filed 2005-05-10
CIK 775057

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                 (303) 265-9312
                -----------------------------------------------
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

     Number of  shares  outstanding  of issuer's Common Stock as of May 6, 2005:
                                   14,877,117

           Transitional Small Business Disclosure Format: Yes     No X
                                                             ---    ---


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                            MARCH 31, 2005
                                              (UNAUDITED)

                                                ASSETS
                                                ------

CURRENT ASSETS
  Cash and cash equivalents                                                              $  2,141,000
  Accounts receivable                                                                         155,000
  Other                                                                                         4,000
                                                                                         -------------
    Total current assets                                                                    2,300,000
                                                                                         -------------
PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                 1,076,000
  Other                                                                                        63,000
                                                                                         -------------
                                                                                            1,139,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance          (1,086,000)
                                                                                         -------------
    Net property and equipment                                                                 53,000

OTHER ASSETS                                                                                   17,000
                                                                                         -------------
                                                                                         $  2,370,000
                                                                                         =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                       $     15,000
  Accrued production costs                                                                     56,000
  Other accrued expenses                                                                       53,000
                                                                                         -------------
    Total current liabilities                                                                 124,000
                                                                                         -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                        --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,987,317 shares        150,000
  Additional paid-in capital                                                               14,201,000
  Treasury shares, at cost, 110,200 shares                                                    (11,000)
  Accumulated deficit                                                                     (11,735,000)


  Notes receivable from stockholders                                                         (359,000)
                                                                                         -------------
                                                                                            2,246,000
                                                                                         -------------
                                                                                         $  2,370,000
                                                                                         =============

     See accompanying notes to consolidated, condensed financial statements.

                                       ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (UNAUDITED)


                                                                       Three Months Ended       Six months Ended
                                                                            March 31                 March 31
                                                                       2005         2004         2005        2004
                                                                    ------------------------  -----------------------
Revenue
  Oil and gas sales                                                 $   209,000     135,000      444,000     339,000
  Interest income                                                        13,000      10,000       25,000      21,000
  Other income                                                                -       4,000            -       4,000
                                                                    ------------------------  -----------------------
                                                                        222,000     149,000      469,000     364,000
                                                                    ------------------------  -----------------------
Costs and expenses
  Lease operating                                                        72,000      96,000      160,000     171,000
  Production taxes                                                       24,000      19,000       53,000      44,000
  General and administrative                                            103,000     100,000      214,000     203,000
  Depreciation, depletion, amortization, and valuation  allowance         2,000       3,000        4,000       5,000
                                                                    ------------------------  -----------------------
                                                                        201,000     218,000      431,000     423,000
                                                                    ------------------------  -----------------------
Net earnings (loss)                                                 $    21,000     (69,000)      38,000     (59,000)
                                                                    ========================  =======================
Earnings (loss) per share                                           $     0.001      (0.005)       0.003      (0.004)
                                                                    ========================  =======================
Weighted average shares outstanding                                  14,877,114  15,046,017   14,886,807  15,060,138
                                                                    ========================  =======================

     See accompanying notes to consolidated, condensed financial statements.

                           ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOW
                                         (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                              MARCH 31
                                                                         2005         2004
                                                                     ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                $   38,000   $  (59,000)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities
    Depreciation, depletion, amortization, and valuation allowance        4,000        5,000
    (Increase) decrease in accounts receivable                          (15,000)      17,000
    Decrease in other current assets                                      6,000        8,000
    Increase (decrease) in accounts payable                              10,000       (2,000)
    Increase in accrued production costs                                 10,000       23,000
    Decrease in other accrued expenses                                  (10,000)      (4,000)
                                                                     ------------------------
      Net cash provided by (used in) operating activities                43,000      (12,000)
                                                                     ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Other additions to property and equipment                            (5,000)      (5,000)
                                                                     ------------------------
      Net cash used in investing activities                              (5,000)      (5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury shares                                      (11,000)      (6,000)
                                                                     ------------------------
      Net cash used in financing activities                             (11,000)      (6,000)
                                                                     ------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     27,000      (23,000)
                                                                     ------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,114,000    2,097,000
                                                                     ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $2,141,000   $2,074,000
                                                                     ========================

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, and the cash flows and results of operations for the six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2004 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

                               FINANCIAL CONDITION

Cash balances increased $27,000 in the six months ended March 31, 2004, from $2,114,000 to $2,141,000 because $43,000 cash provided by operating activities was offset by $5,000 cash expended on other additions to property and equipment and $11,000 cash expended on the acquisition of treasury shares. Accounts receivable increased $15,000 from $140,000 to $155,000 because of increased sales.

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

The Company is currently experiencing modest cash flow from operations in spite of the extraordinarily high levels of oil and gas prices, which levels are unlikely to persist into the long term. Should prices decline materially, and should interest rates on cash balances remain at current levels, then, unless the Company materially increases production by acquiring producing properties or by engaging in successful drilling activities or recomple-tions, the Company is likely to experience negative cash flows from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, and declining production levels, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 6, 2005, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales increased 55% from $135,000 in the quarter ended March 31, 2004 ("Q2FY04"), to $209,000 in the quarter ended March 31, 2005 ("Q2FY05"), and increased 31% from $339,000 in the six months ended March 31, 2004, to $444,000 in the six months ended March 31, 2005, because of higher realized prices. Lease operating expense decreased 25% from $96,000 in Q2FY04 to $72,000 in Q2FY05 and 6% from $171,000 in the six months ended March 31, 2004, to $160,000 in the six months ended March 31, 2005, because of decreased repairs and maintenance expense. Production taxes increased 26% from $19,000 in Q2FY04 to $24,000 in Q2FY05 and 20% from $44,000 in the six months ended March 31, 2004, to $53,000 in the six months ended March 31, 2005, because of increased sales. General and administrative expense increased 3% from $100,000 in Q2FY04 to $103,000 in Q2FY05 and 5% from $203,000 in the six months ended March 31, 2004, to $214,000 in the six months ended March 31, 2005, because of increased salary expense.

                         LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by (used in) operating activities increased from $12,000 used in operating activities in the six months ended March 31, 2004, to $43,000 provided by operating activities the six months ended March 31, 2005.

Investing Activities. In each of the six month periods ended March 31, 2004, and March 31, 2005, the Company invested $5,000 in information technology equipment.

Financing Activities. In the six months ended March 31, 2004, the Company acquired 83,233 shares of its Com-mon Stock for $6,000, and in the six months ended March 31, 2005, the Company acquired 110,200 shares of its Common Stock for $11,000.


The Company's revenue and earnings are functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful work-overs, or in the acquisition of interests in producing oil or gas properties. At current price and interest rate levels, the Company is likely to record a modest net gain. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and possible changes in oil and gas price levels and interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                          PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS

31.  Rule  13a-14(a)/15d-14(a)  Certifications
32.  Section  1350  Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date: May 6, 2005                       By: /s/ STEVEN H. CARDIN
                                            Steven  H.  Cardin
                                            Chief Executive Officer and
                                            Principal Financial Officer

                                  EXHIBIT INDEX

31. Rule 13a-14(a)/15d-14(a) Certifications
32. Section 1350 Certifications