Form 10QSB
period 2005-06-30
ALTEX INDUSTRIES INC
filed 2005-08-10
CIK 775057

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                   For the transition period from ___ to ___.

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                              84-0989164
  ------------------------------                               ---------------
 (State or other jurisdiction of                              (I.R.S. Employer
  Incorporation or organization)                             Identification No.)


                     PO Box 1057  Breckenridge CO  80424-1057
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 265-9312
               --------------------------------------------------
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

  Number of shares outstanding of issuer's Common Stock as of August 8, 2005:
                                   14,877,117

        Transitional Small Business Disclosure Format: Yes    No X
                                                          ---   ---

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                             JUNE 30, 2005
                                              (UNAUDITED)

                                                ASSETS
                                                ------
CURRENT ASSETS
  Cash and cash equivalents                                                              $  2,184,000
  Accounts receivable                                                                         147,000
  Other                                                                                         3,000
                                                                                         -------------
    Total current assets                                                                    2,334,000
                                                                                         -------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                 1,076,000
  Other                                                                                        63,000
                                                                                         -------------
                                                                                            1,139,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance          (1,089,000)
                                                                                         -------------
    Net property and equipment                                                                 50,000

OTHER ASSETS                                                                                   17,000

                                                                                         -------------
                                                                                         $  2,401,000
                                                                                         =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                       $      9,000
  Accrued production costs                                                                     49,000
  Other accrued expenses                                                                       57,000
                                                                                         -------------
    Total current liabilities                                                                 115,000
                                                                                         -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                        --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,987,317 shares        150,000
  Additional paid-in capital                                                               14,201,000
  Treasury shares, at cost, 110,200 shares                                                    (11,000)
  Accumulated deficit                                                                     (11,695,000)
  Notes receivable from stockholders                                                         (359,000)
                                                                                         -------------
                                                                                            2,286,000
                                                                                         -------------
                                                                                         $  2,401,000
                                                                                         =============

    See accompanying notes to consolidated, condensed financial statements.

                                          ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (UNAUDITED)

                                                                       Three Months Ended           Nine months Ended
                                                                             June 30                      June 30
                                                                       2005           2004          2005          2004
                                                                   ---------------------------  ---------------------------
Revenue
  Oil and gas sales                                                $     238,000       222,000       682,000       561,000
  Interest income                                                         14,000        10,000        39,000        31,000
  Other income                                                                 -         3,000             -         7,000
                                                                   ---------------------------  ---------------------------
                                                                         252,000       235,000       721,000       599,000
                                                                   ---------------------------  ---------------------------

Costs and expenses
  Lease operating                                                         61,000        70,000       221,000       241,000
  Production taxes                                                        30,000        28,000        83,000        72,000
  General and administrative                                             118,000        97,000       332,000       300,000
  Depreciation, depletion, amortization, and valuation allowance           3,000         1,000         7,000         6,000
                                                                   ---------------------------  ---------------------------
                                                                         212,000       196,000       643,000       619,000
                                                                   ---------------------------  ---------------------------
Net earnings (loss)                                                $      40,000        39,000        78,000       (20,000)
                                                                   ===========================  ===========================
Earnings (loss) per share                                          $       0.003         0.003         0.005        (0.001)
                                                                   ===========================  ===========================
Weighted average shares outstanding                                   14,877,117    15,034,149    14,883,577    15,051,506
                                                                   ===========================  ===========================

     See accompanying notes to consolidated, condensed financial statements.

                            ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOW
                                          (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                              JUNE 30
                                                                         2005          2004
                                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                $    78,000   $   (20,000)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities
    Depreciation, depletion, amortization, and valuation allowance         7,000         6,000
    (Increase) decrease in accounts receivable                            (7,000)        2,000
    Decrease in other current assets                                       7,000         9,000
    Increase in accounts payable                                           4,000         1,000
    Increase in accrued production costs                                   3,000        12,000
    Decrease in other accrued expenses                                    (6,000)       (2,000)
                                                                     --------------------------
      Net cash provided by operating activities                           86,000         8,000
                                                                     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Other additions to property and equipment                             (5,000)       (7,000)
                                                                     --------------------------
      Net cash used in investing activities                               (5,000)       (7,000)
                                                                     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Acquisition of treasury shares                                       (11,000)      (11,000)
                                                                     --------------------------
      Net cash used in financing activities                              (11,000)      (11,000)
                                                                     --------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      70,000       (10,000)
                                                                     --------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       2,114,000     2,097,000
                                                                     --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 2,184,000   $ 2,087,000
                                                                     ==========================

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, and the cash flows and results of operations for the nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the periods ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2004 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

                               FINANCIAL CONDITION

Cash balances increased $70,000 in the nine months ended June 30, 2005, from $2,114,000 to $2,184,000 because $86,000 cash provided by operating activities was offset by $5,000 cash expended on other additions to property and equipment and $11,000 cash expended on the acquisition of treasury shares.

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

The Company is currently experiencing modest cash flow from operations in spite of the extraordinarily high levels of oil and gas prices, which levels are unlikely to persist into the long term. Should prices decline materially, and should interest rates on cash balances remain at current levels, then, unless the Company materially increases production by acquiring producing properties or by engaging in successful drilling activities or recompletions, the Company is likely to experience negative cash flows from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, and declining production levels, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At August 8, 2005, the Company had no material commitments for capital expenditures.

                              RESULTS OF OPERATIONS

Sales increased 7% from $222,000 in the quarter ended June 30, 2004 ("Q3FY04"), to $238,000 in the quarter ended June 30, 2005 ("Q3FY05"), and increased 22% from $561,000 in the nine months ended June 30, 2004, to $682,000 in the nine months ended June 30, 2005, because of higher realized prices. Lease operating expense decreased 13% from $70,000 in Q3FY04 to $61,000 in Q3FY05 and 8% from $241,000 in the nine months ended June 30, 2004, to $221,000 in the nine months ended June 30, 2005, because of decreased repairs and maintenance expense. Production taxes increased 7% from $28,000 in Q3FY04 to $30,000 in Q3FY05 and 15% from $72,000 in the nine months ended June 30, 2004, to $83,000 in the nine months ended June 30, 2005, because of increased sales. General and administrative expense increased 22% from $97,000 in Q3FY04 to $118,000 in Q3FY05 and 11% from $300,000 in the nine months ended June 30, 2004, to $332,000 in the nine months ended June 30, 2005, because of increased salary expense and because the Company has expended $16,000, principally on legal and engineering fees, in connection with the possible sale of its interests in three producing oil and gas wells.

                         LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by operating activities increased from $8,000 provided by operating activities in the nine months ended June 30, 2004, to $86,000 provided by operating activities in the nine months ended June 30, 2005, principally because a net loss of $20,000 for the nine months ended June 30, 2004, was replaced by a net gain of $78,000 for the nine months ended June 30, 2005.

Investing Activities. In the nine month periods ended June 30, 2004, and June 30, 2005, the Company invested $7,000 and $5,000, respectively, in information technology equipment.

Financing Activities. The Company acquired 123,233 shares of its Common Stock for $11,000 in the nine months ended June 30, 2004, and 110,200 shares of its Common Stock for $11,000 in the nine months ended June 30, 2005.


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


                             ALTEX INDUSTRIES, INC.
Date:  August 8, 2005                    By: /s/ STEVEN H. CARDIN
                                             Steven H. Cardin
                                             Chief Executive Officer and
                                             Principal Financial Officer

                                  EXHIBIT INDEX

31.  Rule 13a-14(a)/15d-14(a) Certifications
32.  Section 1350 Certifications