Form 10KSB
period 2005-09-30
ALTEX INDUSTRIES INC
filed 2005-12-29
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934
                  For the fiscal year ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from     to    .
                                                ---    ---

                          Commission file number 1-9030

                              ALTEX INDUSTRIES, INC.
                  (Name of small business issuer in its charter)
--------------------------------------   --------------------------------------
               Delaware                                84-0989164
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

      POB 1057 Breckenridge, CO                         80424-1057
(Address of principal executive offices)                (Zip Code)

                 Issuer's telephone number:   (303) 265-9312

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.01 per share

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          Issuer's revenue for its most recent fiscal year: $1,029,000

     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 23, 2005: $1,539,750

     Number of shares outstanding of issuer's Common Stock as of December 23,
                                2005: 14,877,117

          Transitional Small Business Disclosure Format: Yes     No  X
                                                             ---    ----

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


                                     PART I


ITEM 1.  DESCRIPTION  OF  BUSINESS.

Altex Industries, Inc. (or the "Registrant" or the "Company," each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiary) is a holding company with two full-time employees and one part-time employee that was incorporated in Delaware in 1985. Through its operating subsidiary, the Company currently owns interests, including working interests, in productive onshore oil and gas properties, buys and sells producing oil and gas properties, and, to a lesser extent, participates in the drilling of exploratory and development wells, and in recompletions of existing wells.

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

During the quarter ending December 31, 2005 ("Q1FY06"), the Company sold its non-operated working interests in three producing oil and gas wells for net proceeds of $206,000. Also during Q1FY06 the Company agreed to sell substantially all of its remaining non-operated working interests in producing oil and gas wells for approximately $1.85 million in cash, net of selling expenses; all of its operated working interests in producing oil and gas wells for approximately $335,000 in cash, net of selling expenses; and all of its overriding royalty interests in producing oil and gas wells in Wyoming for approximately $180,000 in cash, net of selling expenses. These three transactions are subject to recision and pricing adjustments under certain conditions, and closing of the transactions cannot be assured. The Company retains very small working and overriding royalty interests in the Bluebell-Altamont Field in Utah, an overriding royalty interest in undrilled locations in the Standard

Draw and Echo Springs Fields in Wyoming, and an interest in an application for leases in the Tar Sands Triangle Area of Utah under the Combined Hydrocarbon Leasing Act of 1981. The Company intends to reinvest the proceeds of the sales either in interests in oil and gas properties or otherwise. There can be no assurance as to if and when any such reinvestment would be made.

ITEM 2.  DESCRIPTION  OF  PROPERTY.

WELLS AND ACREAGE: At December 23, 2005, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At December 23, 2005, the Company owned working interests in 41 gross (13.22 net) productive oil wells (certain of which produce associated natural gas), no wells producing only natural gas, and 20,000 gross (6,000 net) developed acres. Substantially all of the Company's production is located in Utah and Wyoming. One well accounts for approximately 21% of the Company's oil and gas sales and for approximately 40% of the Company's estimated proved oil reserves. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

                                        Production

     --------------------------------------------------------------------------
                    Net Production     Average Price
     ---------------------------------------------------   Average Production
                    Oil       Gas      Oil        Gas      Cost Per Equivalent
      Fiscal Year  (Bbls)    (Mcf)    (Bbls)     (Mcf)       Barrel ("BOE")
     --------------------------------------------------------------------------
     2005           11,000   83,000  $  49.00  $    5.22  $               11.72
     --------------------------------------------------------------------------
     2004           11,000   89,000     37.00       4.44                  11.04
     --------------------------------------------------------------------------
     2003           13,000   84,000     26.54       4.57                  10.74
     --------------------------------------------------------------------------

DRILLING ACTIVITY: The Company did not participate in the drilling of any wells during fiscal 2003 ("FY03"), fiscal 2004 ("FY04"), or fiscal 2005 ("FY05").

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

               -------------------------------------------------
                               FY05                  FY04
               -------------------------------------------------
               Quarter  High Bid   Low Bid   High Bid   Low Bid
               -------------------------------------------------
                  1     $    0.15  $   0.08  $    0.12  $   0.06
               -------------------------------------------------
                  2          0.23      0.10       0.14      0.09
               -------------------------------------------------
                  3          0.25      0.11       0.16      0.08
               -------------------------------------------------
                  4          0.43      0.14       0.10      0.09
               -------------------------------------------------

At December 23, 2005, there were approximately 4,400 holders of record of the Company's Common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

                               FINANCIAL CONDITION

During the quarter ending December 31, 2005 ("Q1FY06"), the Company sold its non-operated working interests in three producing oil and gas wells for net proceeds of $206,000. Also during Q1FY06 the Company agreed to sell substantially all of its remaining non-operated working interests in producing oil and gas wells for approximately $1.85 million in cash, net of selling expenses; all of its operated working interests in producing oil and gas wells for approximately $335,000 in cash, net of selling expenses; and all of its overriding royalty interests in producing oil and gas wells in Wyoming for approximately $180,000 in cash, net of selling expenses. These three transactions are subject to recision and pricing adjustments under certain conditions, and closing of the transactions cannot be assured. The Company retains very small working and overriding royalty interests in the Bluebell-Altamont Field in Utah, an overriding royalty interest in undrilled locations in the Standard Draw and Echo Springs Fields in Wyoming, and an interest in an application for leases in the Tar Sands Triangle Area of Utah under the Combined Hydrocarbon Leasing Act of 1981. The Company intends to reinvest the proceeds of the sales either in interests in oil and gas properties or otherwise. There can be no assurance as to if and when any such reinvestment would be made.

If the transactions referred to above close and recision rights are not exercised, the Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. If the transactions do not close, or if recision rights are exercised, the Company is likely to experience positive cash flow from operations because of the high levels of oil and gas prices. In that case, if prices declined materially and if interest rates on cash balances also declined materially, then, unless the Company materially increased production by acquiring producing properties or by engaging in successful drilling activities or recompletions, the Company would be likely to experience negative cash flows from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, declining production levels, and the transactions referred to above, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 23, 2005, the Company had no material commitments for capital expenditures.

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

Cash balances increased $167,000 during FY05 because $183,000 cash provided by operating activities was reduced by $5,000 cash for additions to other property and equipment and $11,000 cash used to acquire 110,200 shares of treasury stock.

                              RESULTS OF OPERATIONS

Oil and gas sales increased 21% from $802,000 in FY04 to $972,000 in FY05 because oil sales increased 32% from $407,000 in FY04 to $539,000 in FY05, and gas sales increased 10% from $395,000 in FY04 to $433,000 in FY05. Oil sales increased because of a 32% increase in average price per barrel from $37.00 in FY04 to $49.00 in FY05. Gas sales increased because a 7% decrease in thousands of cubic feet ("MCFs") sold from 89,000 in FY04 to 83,000 in FY05 was offset by an 18% increase in average price per MCF from $4.44 in FY04 to $5.22 in FY05. Production taxes increased 15% from $103,000 in FY04 to $118,000 in FY05 because of increased sales. General and administrative expense increased 9% from $417,000 in FY04 to $453,000 in FY05 because of increased salary and bonus expense. Net earnings increased from $38,000 in FY04 to $156,000 in FY05 because of increased sales.

                                    LIQUIDITY

OPERATING ACTIVITIES. In FY04 net cash provided by operating activities was $36,000, and in FY05 net cash provided by operating activities was $183,000.

INVESTING ACTIVITIES. In FY04 the Company expended $7,000 on additions to other property and equipment, and in FY05 the Company expended $5,000 on additions to other property and equipment.

FINANCING ACTIVITIES. In FY04 the Company expended $12,000 to acquire 141,933 shares of treasury stock, and in FY05 the Company expended $11,000 to acquire 110,200 shares of treasury stock.

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

If the transactions discussed above close, and if they are not rescinded, unless and until the Company invests a substantial portion of its prospective cash balances into interests in producing oil and gas wells or into one or more other ventures that produce revenue and net income, the Company is likely to experience net losses.

With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, possible changes in oil and gas price levels and interest rates, the transactions discussed above, and the possible consequences of those transactions, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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

ITEM 8B.  OTHER  INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Mr. Steven H. Cardin, 55, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 54, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 50, a CPA, formerly Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and formerly Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries, has been a private investor for the last five years, and a Director since 1989.

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

                          Summary Compensation Table

          -----------------------------------------------------------
                                             Annual Compensation
          -----------------------------------------------------------
           Name and Principal    Year   Salary   Bonus   Other Annual
                Position                                 Compensation
          -----------------------------------------------------------
          Steven H. Cardin, CEO  2005  $222,000  17,000         9,000
          -----------------------------------------------------------
          Steven H. Cardin, CEO  2004  $211,000   4,000         9,000
          -----------------------------------------------------------
          Steven H. Cardin, CEO  2003  $201,000                10,000
          -----------------------------------------------------------

Pursuant to his Employment Agreement (See above), Mr. Cardin paid $10,000 in interest to the Company in FY03 and $9,000 in interest in FY04 and FY05. The Company reimbursed him for those payments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning each person who, as of December 23, 2005, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and information regarding Common Stock of the Company beneficially owned, as of December 23, 2005, by all Directors and executive officers and by all Directors and executive officers as a group.

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
     ----------------------------------------------------------------------------------------------
     Stephen F. Fante (Director)
     ----------------------------------------------------------------------------------------------
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
     ----------------------------------------------------------------------------------------------

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Effective October 1, 2001, the Company entered into a five-year employment agreement with its president which provides for a base salary of $191,000 annually, plus escalations of not less than 5% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. Pursuant to the employment agreement, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. The Company's two non-executive directors have each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on September 30, 2006, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $11,000 of both interest income and general and administrative expense related to the notes in 2004 and 2005.

ITEM 13.  EXHIBITS

3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985 Proxy Statement
10.1 Summary of Employment Agreement between the Company and Steven H. Cardin, effective October 1, 2001 - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 2001
10.2 Assignment, Bill of Sale, and Conveyance, delivered October 25, 2005 - Incorporated herein by reference to Form 8-K reporting Entry into a Material Definitive Agreement filed on October 27, 2005
14 Code of Ethics - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 2003
21 List of subsidiaries - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 1997
31        Rule 13a-14(a)/15d-14(a) Certifications
32        Section 1350 Certifications

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES. Fees billed for annual audits and for reviews of Forms 10-QSB and Forms 8-K: Billed in FY05: $10,700. Billed in FY04: $10,900.

AUDIT-RELATED FEES. None.

TAX FEES. Fees billed for preparation of registrant's federal and state income tax returns: Billed in FY05: None. Billed in FY04: $2,250. Fees billed for other tax-related services: None.

ALL OTHER FEES. None.

The registrant does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the registrant's Audit Committee. During FY05 and FY04 no Audit-Related or Other Fees were billed, and all Tax Fees had been pre-approved by the Audit Committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       ALTEX INDUSTRIES, INC.

                                       /s/ STEVEN H. CARDIN
                                       By: Steven H. Cardin, CEO

                                       Date: December 27, 2005

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

                                       /s/ STEVEN H. CARDIN
                                       By:  Steven H. Cardin, Director,
                                            Principal Executive Officer,
                                            Principal Financial Officer, and
                                            Principal Accounting Officer

                                       Date: December 27, 2005

                                       /s/ STEPHEN F. FANTE
                                       By: Stephen F. Fante, Director

                                       Date: December 27, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTEX INDUSTRIES, INC.


We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altex Industries, Inc. and subsidiary as of September 30, 2005, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
December 27, 2005

                                                          /s/ Comiskey & Company
                                                        PROFESSIONAL CORPORATION

                                    ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEET
                                             SEPTEMBER 30, 2005


                                                   ASSETS
                                                   ------
CURRENT ASSETS
  Cash and cash equivalents                                                                    $  2,281,000
  Accounts receivable                                                                               149,000
  Other                                                                                              19,000
    Total current assets                                                                          2,449,000

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method) (Notes 6 and 7)                       1,076,000
  Other                                                                                              63,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance                (1,091,000)
    Net property and equipment                                                                       48,000

OTHER ASSETS                                                                                         13,000

                                                                                               $  2,510,000


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                             $     16,000
  Accrued production costs                                                                           51,000
  Other accrued expenses                                                                             79,000
    Total current liabilities                                                                       146,000

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                              --
  Common stock, $.01 par value. Authorized 50,000,000 shares, 14,877,117 shares issued and          149,000
outstanding
  Additional paid-in capital                                                                     14,191,000
  Accumulated deficit                                                                           (11,617,000)
  Notes receivable from stockholders                                                               (359,000)
                                                                                                  2,364,000

                                                                                               $  2,510,000

                        See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                  2005         2004
REVENUE
  Oil and gas sales                           $   972,000  $   802,000
  Interest (Note 3)                                55,000       42,000
  Other income (expense)                            2,000        9,000
                                                1,029,000      853,000

COSTS AND EXPENSES
  Lease operating                                 293,000      287,000
  Production taxes                                118,000      103,000
  General and administrative (Note 3)             453,000      417,000
  Depreciation, depletion, and amortization         9,000        8,000
                                                  873,000      815,000

NET EARNINGS                                  $   156,000  $    38,000

EARNINGS PER SHARE OF COMMON STOCK            $      0.01            *

WEIGHTED AVERAGE SHARES OUTSTANDING            14,881,949   15,039,919

----------------------------------------
* Less than $0.01 per share

          See accompanying notes to consolidated financial statements.

                                               ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                           COMMON STOCK        ADDITIONAL  ACCUMULATED   TREASURY       NOTES           TOTAL
                                                                PAID-IN      DEFICIT       STOCK     RECEIVABLE     STOCKHOLDERS'
                                                                CAPITAL                                 FROM           EQUITY
                                        SHARES      AMOUNT                                          SHAREHOLDERS
                                      --------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2003        15,129,250   $151,000   14,212,000   (11,811,000)                 (359,000)  $    2,193,000
Net earnings                                                                    38,000                                     38,000
Acquisition of treasury stock,
  141,933 shares at $0.085 per share                                                      (12,000)                        (12,000)
Retirement of treasury stock            (141,933)    (1,000)     (11,000)                  12,000
                                      --------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2004        14,987,317    150,000   14,201,000   (11,773,000)                 (359,000)       2,219,000
Net earnings                                                                   156,000                                    156,000
Acquisition of treasury stock,
  110,200 shares at $0.096 per share                                                      (11,000)                        (11,000)
Retirement of treasury stock            (110,200)    (1,000)     (10,000)                  11,000
                                      --------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2005        14,877,117   $149,000   14,191,000   (11,617,000)                 (359,000)  $    2,364,000

                                   See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                            2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                           $  156,000   $   38,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
    Depreciation, depletion, and amortization                 9,000        8,000
    Increase in accounts receivable                          (9,000)     (15,000)
    (Increase) decrease in other current assets              (9,000)       1,000
    Decrease in other assets                                  4,000        3,000
    Increase (decrease) in accounts payable                  11,000       (2,000)
    Increase (decrease) in accrued production costs           5,000       (5,000)
    Increase in other accrued expenses                       16,000        8,000
      Net cash provided by operating activities             183,000       36,000

CASH FLOWS USED IN  INVESTING ACTIVITIES
  Additions to other property and equipment                  (5,000)      (7,000)

CASH FLOWS USED IN FINANCING ACTIVITIES
  Acquisition of treasury stock                             (11,000)     (12,000)
                                                         ------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   167,000       17,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            2,114,000    2,097,000
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $2,281,000   $2,114,000

           See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

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

CONCENTRATIONS OF CREDIT RISK: The Company sells the majority of its oil and gas production to two customers (Note 4). Receivables are not collateralized. Although this concentration could affect the Company's overall exposure to credit risk, management believes the risk is minimal. The Company maintains significant amounts of cash and sometimes permits cash balances in national banking institutions to exceed FDIC limits.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

REVENUE RECOGNITION: Substantially all of the Company's revenue is from sales of oil and gas production and from interest income. Revenue from oil and gas production is recognized based on sales or delivery date. Interest income is recognized when earned.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment", which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all public companies that file as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The adoption of this standard is not expected to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." This Statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is an interpretation of SFAS 143, "Accounting for Asset Retirement Obligations." FIN47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error
Corrections."   SFAS 154 replaces APB 20, "Accounting Changes" and SFAS 3,
"Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

NOTE 2 - INCOME TAXES. At September 30, 2005, the Company had net operating loss and depletion carryforwards for income tax purposes of $168,000 and $1,147,000 respectively. If not utilized, the net operating losses will expire during the period from 2006 through 2023. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2005, computed in accordance with SFAS No. 109, is as follows:

DEFERRED TAX ASSETS
  Net operating loss carryforward                                                              $    59,000
  Depletion carryforward                                                                           401,000
  Tax basis of assets written off for financial statement purposes                                 694,000
                                                                                               ------------
                                                                                                 1,154,000
DEFERRED TAX LIABILITY
  Depletion, depreciation, amortization, and valuation allowance for income tax purposes in
    excess of amounts for financial statement purposes                                             (11,000)
                                                                                               ------------
TOTAL NET DEFERRED TAX ASSETS                                                                    1,143,000
  Less valuation allowance                                                                      (1,143,000)
                                                                                               ------------
NET DEFERRED TAX ASSET                                                                         $         -
                                                                                               ------------

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

Based on the uncertainty of future realization, a valuation allowance equal to the net deferred tax asset has been provided. Accordingly, no tax benefit has been recorded.

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                                                             2005       2004
                                                                                           --------------------
Tax expense at 35% of net earnings                                                         $ 55,000   $ 13,000
Change in valuation allowance for net deferred tax assets                                   (11,000)    14,000
Expiration of tax carryforwards                                                                   -          -
Change in valuation allowance for net deferred tax assets due to an increase in depletion
carryforwards                                                                               (44,000)   (27,000)
Other                                                                                             -          -
                                                                                           --------------------
Income tax expense                                                                         $      -   $      -
                                                                                           --------------------

NOTE 3 - RELATED PARTY TRANSACTIONS. Effective October 1, 2001, the Company entered into a five-year employment agreement with its president which provides for a base salary of $191,000 annually, plus escalations of not less than 5% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax. Pursuant to the employment agreement, the Company's president has purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for a $306,000 note receivable. The Company's two non-executive directors have each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,500. Each of the three notes is non-recourse, secured by the respective shares, due on September 30, 2006, and bears interest at the Applicable Federal Rate. The principal amount of the notes can be paid with shares of the Company's common stock. The Company will reimburse the president and the directors for interest expense related to the notes, and will indemnify them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $11,000 of both interest income and general and administrative expense related to the notes in 2004 and 2005.

NOTE 4 - MAJOR CUSTOMERS. In 2005 and 2004 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 95% of oil and gas sales. In 2005 the two customers individually accounted for 74% and 21% of oil and gas sales, and in 2004 the two customers individually accounted for 78% and 17% of oil and gas sales.

NOTE 5 - LEASES. The Company rented office space under a noncancellable operating lease that expired in April 2004 and that the Company renewed for five years ending April 30, 2009. At September 30, 2005, required future payments under the lease are $21,000 for the years ending September 30, 2006, September 30, 2007, and September 30, 2008, and $12,000 for the year ending September 30, 2009. In 2005 and 2004 the Company incurred rent expense of $21,000.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT (RR&D). The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured. The Company accounts for its remaining RR&D costs in accordance with SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2005 and 2004, the plugging and abandonment liability was not material to the financial statements.

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

I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                                            SEPTEMBER 30, 2005
Proved properties                                                           $         1,076,000
Accumulated depreciation, depletion, amortization, and valuation allowance           (1,036,000)
Net capitalized cost                                                        $            40,000

II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                   OIL IN BARRELS   GAS IN MCFS
BALANCE AT SEPTEMBER 30, 2003              87,000       718,000
  Revisions of previous estimates          24,000       120,000
  Production                              (11,000)      (89,000)
BALANCE AT SEPTEMBER 30, 2004             100,000       749,000
  Revisions of previous estimates          34,000       151,000
  Production                              (11,000)      (83,000)
BALANCE AT SEPTEMBER 30, 2005             123,000       817,000

III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                           AT SEPTEMBER 30
                                                         2005          2004
Estimated future revenue                             $14,236,000   $ 7,870,000
Estimated future expenditures                         (6,119,000)   (4,990,000)
Estimated future net revenue                           8,117,000     2,880,000
10% annual discount of estimated future net revenue   (3,854,000)     (905,000)
Present value of estimated future net revenue        $ 4,263,000   $ 1,975,000

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                      YEAR ENDED SEPTEMBER 30
                                                                       2005            2004
Present value of estimated future net revenue, beginning of year  $   1,975,000   $   1,143,000
Sales, net of production costs                                         (561,000)       (412,000)
Net change in prices and costs of future production                   2,095,000         785,000
Revisions of quantity estimates                                         974,000         383,000
Accretion of discount                                                   198,000         114,000
Change in production rates and other                                   (418,000)        (38,000)
Present value of estimated future net revenue, end of year        $   4,263,000   $   1,975,000

NOTE 8 - SUBSEQUENT EVENTS. During the quarter ending December 31, 2005, ("Q1FY06") the Company sold its non-operated working interests in three producing oil and gas wells for net proceeds of $206,000. Also during Q1FY06 the Company agreed to sell substantially all of its remaining non-operated working interests in producing oil and gas wells for approximately $1.85 million in cash, net of selling expenses; all of its operated working interests in producing oil and gas wells for approximately $335,000 in cash, net of selling expenses; and all of its overriding royalty interests in producing oil and gas wells in Wyoming for approximately $180,000 in cash, net of selling expenses. The latter three transactions are subject to recision and pricing adjustments under certain conditions, and closing of the transactions cannot be assured. The Company retains very small working and overriding royalty interests in the Bluebell-Altamont Field in Utah, an overriding royalty interest in undrilled locations in the Standard Draw and Echo Springs Fields in Wyoming, and an interest in an application for leases in the Tar Sands Triangle Area of Utah under the Combined Hydrocarbon Leasing Act of 1981.

                                  EXHIBIT INDEX

31     Rule  13a-14(a)/15d-14(a)  Certifications
32     Section  1350  Certifications