Form 10QSB
period 2005-12-31
ALTEX INDUSTRIES INC
filed 2006-02-09
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                  For the transition period from      to     .
                                                 ----    ----

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                  ---------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                      84-0989164
      ------------------------------                        ---------------
     (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

                     PO Box 1057 Breckenridge CO 80424-1057
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 265-9312
                  ---------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     Number of shares outstanding of issuer's Common Stock as of February 9, 2006: 14,877,117

     Transitional Small Business Disclosure Format. Yes [_]  No [X]

                                                PART I
                                         FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                           DECEMBER 31, 2005
                                              (UNAUDITED)

                                                ASSETS
                                                ------

CURRENT ASSETS
  Cash and cash equivalents                                                              $  2,583,000
  Accounts receivable                                                                         160,000
  Other                                                                                        10,000
                                                                                         -------------
    Total current assets                                                                    2,753,000
                                                                                         -------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                 1,073,000
  Other                                                                                        63,000
                                                                                         -------------
                                                                                            1,136,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance          (1,090,000)
                                                                                         -------------
    Net property and equipment                                                                 46,000

OTHER ASSETS                                                                                   13,000

                                                                                         -------------
                                                                                         $  2,812,000
                                                                                         =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                       $      9,000
  Accrued production costs                                                                     79,000
  Other accrued expenses                                                                      107,000
                                                                                         -------------
    Total current liabilities                                                                 195,000
                                                                                         -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                        --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,877,117 shares        149,000
  Additional paid-in capital                                                               14,191,000
  Accumulated deficit                                                                     (11,364,000)
  Notes receivable from stockholders                                                         (359,000)
                                                                                         -------------
                                                                                            2,617,000
                                                                                         -------------
                                                                                         $  2,812,000
                                                                                         =============

                See accompanying notes to consolidated, condensed financial statements.

                          ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                        (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          DECEMBER 31
                                                                       2005        2004
                                                                  ------------------------
Revenue
  Oil and gas sales                                               $    318,000     235,000
  Interest income                                                       25,000      12,000
  Gain on sale of assets                                               206,000           -
                                                                  ------------------------
                                                                       549,000     247,000
                                                                  ------------------------
Costs and expenses
  Lease operating                                                      113,000      88,000
  Production taxes                                                      38,000      29,000
  General and administrative                                           143,000     111,000
  Depreciation, depletion, amortization, and valuation allowance         2,000       2,000
                                                                  ------------------------
                                                                       296,000     230,000
                                                                  ------------------------
Net earnings                                                      $    253,000      17,000
                                                                  ========================
Earnings per share                                                $      0.017       0.001
                                                                  ========================
Weighted average shares outstanding                                 14,877,117  14,896,287
                                                                  ========================

          See accompanying notes to consolidated, condensed financial statements.

                          ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOW
                                        (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           DECEMBER 31
                                                                       2005         2004
                                                                    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                      $  253,000      17,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Gain on sale of assets                                            (206,000)          -
    Depreciation, depletion, amortization, and valuation allowance       2,000       2,000
    Increase in accounts receivable                                    (11,000)     (7,000)
    Decrease in other current assets                                     9,000       7,000
    (Decrease) increase in accounts payable                             (7,000)     11,000
    Increase in accrued production costs                                28,000       7,000
    Increase in other accrued expenses                                  28,000     (31,000)
                                                                    -----------------------
      Net cash provided by operating activities                         96,000       6,000
                                                                    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets, net of selling expenses                206,000           -
  Other additions to property and equipment                                  -      (5,000)
    Net cash used in investing activities                              206,000      (5,000)
                                                                    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury shares                                             -     (11,000)
                                                                    -----------------------
    Net cash used in financing activities                                    -     (11,000)
                                                                    -----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   302,000     (10,000)
                                                                    -----------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,281,000   2,114,000
                                                                    -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $2,583,000   2,104,000
                                                                    =======================

          See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2005, and the cash flows and results of operations for the quarter then ended ("Q1FY06"). Such adjustments consisted only of normal recurring items. The results of operations for Q1FY06 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2005 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

NOTE 2 - SUBSEQUENT EVENTS. During Q1FY06 the Company's wholly-owned subsidiary, Altex Oil Corporation ("AOC"), in three separate transactions, agreed to sell
(1) all of its non-operated working interests in producing oil and gas wells in Wyoming, (2) all of its operated working interests in producing oil and gas wells, and (3) all of its overriding royalty interests in producing oil and gas wells in Wyoming. During the quarter ending March 31, 2006 ("Q2FY06"), AOC received $2,387,000 cash for the interests it agreed to sell. The transactions are subject to recision and pricing adjustments until 61 days after the recordation filing date of the conveyancing documents. The Company reasonably expects that this 61-day period will have expired by May 1, 2006, although this cannot be assured. AOC retains very small working and overriding royalty interests in producing oil and gas wells in the Bluebell-Altamont Field in Utah, an overriding royalty interest in undrilled locations in the Standard Draw and Echo Springs Fields in Wyoming, and an interest in an application for leases under the Combined Hydrocarbon Leasing Act of 1981 in the Tar Sands Triangle Area of Utah.

                        "SAFE HARBOR" STATEMENT UNDER THE
                        ---------------------------------
         UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
         --------------------------------------------------------------

Statements that are not historical facts contained in this Form 10-QSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market price of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the ability of the Company or AOC to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of competitors; the Company's and AOC's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein and in the Company's filings with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

During Q1FY06 AOC sold its non-operated working interests in three producing oil and gas wells for proceeds, net of selling expenses, of $206,000. Also during Q1FY06 AOC agreed to sell (1) all of its remaining non-operated working interests in producing oil and gas wells in Wyoming, (2) all of its operated working interests in producing oil and gas wells, and (3) all of its overriding royalty interests in producing oil and gas wells in Wyoming. During the quarter ending March 31, 2006 ("Q2FY06"), AOC received $2,387,000 cash for the interests it agreed to sell. The transactions are subject to recision and pricing adjustments until 61 days after the recordation filing date of the conveyancing documents. The Company reasonably expects that this 61-day period will have expired by May 1, 2006, although this cannot be assured. AOC retains very small working and overriding royalty interests in producing oil and gas wells in the Bluebell-Altamont Field in Utah, an overriding royalty interest in undrilled locations in the Standard Draw and Echo Springs Fields in Wyoming, and an interest in an application for leases under the Combined Hydrocarbon Leasing Act of 1981 in the Tar Sands Triangle Area of Utah. The Company intends to reinvest the proceeds of the sales either in interests in oil and gas properties or otherwise. There can be no assurance as to if and when any such reinvestment would be made.

If the recision rights pertaining to the transactions referred to above are not exercised, the Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. If recision rights are exercised, the Company is likely to experience positive cash flow from operations because of the high levels of oil and gas prices. In that case, if prices decline materially and if interest rates on cash balances also decline materially, then, unless the Company materially increases production by acquiring producing properties or by engaging in successful drilling activities or recompletions, the Company will be likely to experience negative cash flows from operations.

With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, the current level of prices and interest rates, declining production levels, and the transactions referred to above, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of AOC's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 9, 2006, the Company had no material commitments for capital expenditures.

Cash balances increased $302,000 in Q1FY06 from $2,281,000 to $2,583,000 because $96,000 cash provided by operating activities was enhanced by proceeds from the sale of assets, net of selling expenses, of $206,000.

AOC is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. AOC has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After AOC's bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured. The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

                              RESULTS OF OPERATIONS

Sales increased 35% from $235,000 in the quarter ended December 31, 2004 ("Q1FY05"), to $318,000 in Q1FY06 because of higher realized prices. Interest income increased 108% from $12,000 in Q1FY05 to $25,000 in Q1FY06 because of higher cash balances and higher realized interest rates. Lease operating expense increased 28% from $88,000 in Q1FY05 to $113,000 in Q1FY06 because of increased repairs and maintenance expense. Production taxes increased 31% from $29,000 in Q1FY05 to $38,000 in Q1FY06 because of increased sales. Pursuant to his employment agreement, the Company's president is to receive a bonus equal to no less than 10% of earnings before tax, which implies accrued bonus expense of $28,000 for Q1FY06, which is included in general and administrative expense
("G&A") for Q1FY06. Excluding this expense, G&A increased 4% from $111,000 in Q1FY05 to $115,000 in Q1FY06. Net earnings increased from $17,000 in Q1FY05 to $253,000 in Q1FY06 principally because of gain on sale of assets of $206,000. Excluding gain on sale of assets, net earnings increased from $17,000 in Q1FY05 to $47,000 in Q1FY06 because of higher realized prices and increased interest income.

                         LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by operating activities increased from $6,000 provided by operating activities in Q1FY05 to $96,000 provided by operating activities in Q1FY06 principally because net earnings, excluding gain on sale of assets, increased $30,000, accrued production costs increased $28,000, and other accrued expenses increased $28,000.

Investing Activities. In Q1FY05 the Company invested $5,000 in information technology equipment, and in Q1FY06 the Company received $206,000 proceeds, net of selling expenses, from the sale of assets.

Financing Activities. The Company acquired 110,200 shares of its Common Stock for $11,000 in Q1FY05.

If the transactions discussed above are rescinded, the Company's revenue and earnings will continue to be functions of the prices of oil, gas, and natural gas liquids and of the level of production expense, all of which are highly variable and largely beyond the Company's control. In addition, if the transactions discussed above are rescinded, because the quantity of oil and gas produced from existing wells declines over time, the Company's sales and net income will decline unless rising prices offset production declines or the Company increases its net production by investing in the drilling of new wells, in successful workovers, or in the acquisition of interests in producing oil or gas properties. If the transactions discussed above are rescinded, at current price and interest rate levels, the Company is likely to record net gains. If the transactions discussed above are not rescinded, unless and until the Company invests a substantial portion of its cash balances into interests in producing oil and gas wells or into one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, possible changes in oil and gas price levels and interest rates, the transactions discussed above, and the possible consequences of those transactions, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

10.1  Assignment, Bill of Sale, and Conveyance of non-operated working interests
10.2  Assignment, Bill of Sale, and Conveyance of operated working interest
10.3  Assignment, Bill of Sale, and Conveyance of overriding royalty interests
31.   Rule 13a-14(a)/15d-14(a) Certifications
32.   Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ALTEX INDUSTRIES, INC.

Date:  February 9, 2006                      By:  /s/ STEVEN H. CARDIN
                                                ------------------------------
                                             Steven H. Cardin
                                             Chief Executive Officer and
                                             Principal Financial Officer

                                  EXHIBIT INDEX

10.1  Assignment, Bill of Sale, and Conveyance of non-operated working interests
10.2  Assignment, Bill of Sale, and Conveyance of operated working interest
10.3  Assignment, Bill of Sale, and Conveyance of overriding royalty interests
31.   Rule 13a-14(a)/15d-14(a) Certifications
32.   Section 1350  Certifications