Form 10QSB
period 2006-03-31
ALTEX INDUSTRIES INC
filed 2006-05-08
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                 For the transition period from       to      .
                                                -----    -----

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
      ---------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                   84-0989164
  -----------------------------------       -----------------------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

                     PO Box 1057 Breckenridge CO 80424-1057
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 265-9312
              ----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Number of shares outstanding of issuer's Common Stock as of May 5, 2006:
14,877,117

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                            MARCH 31, 2006
                                             (UNAUDITED)


                                               ASSETS
                                               ------

CURRENT ASSETS
  Cash and cash equivalents                                                              $ 4,951,000
  Accounts receivable                                                                         14,000
  Other                                                                                       14,000
                                                                                         ------------
      Total current assets                                                                 4,979,000
                                                                                         ------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                   95,000
  Other                                                                                       63,000
                                                                                         ------------
                                                                                             158,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance           (152,000)
                                                                                         ------------
      Net property and equipment                                                               6,000

OTHER ASSETS                                                                                  13,000

                                                                                         ------------
                                                                                         $ 4,998,000
                                                                                         ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                       $    18,000
  Accrued production costs                                                                    26,000
  Other accrued expenses                                                                     288,000
                                                                                         ------------
      Total current liabilities                                                              332,000
                                                                                         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,877,117 shares       149,000
  Additional paid-in capital                                                              14,191,000
  Accumulated deficit                                                                     (9,315,000)
  Notes receivable from stockholders                                                        (359,000)
                                                                                         ------------
                                                                                           4,666,000
                                                                                         ------------
                                                                                         $ 4,998,000
                                                                                         ============

     See accompanying notes to consolidated, condensed financial statements.

                                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (UNAUDITED)

                                                                     Three Months Ended       Six months Ended
                                                                          March 31                March 31
                                                                     2006         2005        2006        2005
                                                                  -----------------------  ----------------------
Revenue
  Oil and gas sales                                               $    12,000     209,000     330,000     444,000
  Interest income                                                      50,000      13,000      75,000      25,000
  Other income                                                          7,000           -       7,000           -
  Gain on sale of assets                                            2,324,000           -   2,530,000           -
                                                                  -----------------------  ----------------------
                                                                    2,393,000     222,000   2,942,000     469,000
                                                                  -----------------------  ----------------------
Costs and expenses
  Lease operating                                                           -      72,000     113,000     160,000
  Production taxes                                                      1,000      24,000      39,000      53,000
  General and administrative                                          341,000     103,000     484,000     214,000
  Depreciation, depletion, amortization, and valuation allowance        2,000       2,000       4,000       4,000
                                                                  -----------------------  ----------------------
                                                                      344,000     201,000     640,000     431,000
                                                                  -----------------------  ----------------------
Net earnings                                                      $ 2,049,000      21,000   2,302,000      38,000
                                                                  =======================  ======================
Earnings per share                                                $     0.138       0.001       0.155       0.003
                                                                  =======================  ======================
Weighted average shares outstanding                                14,877,117  14,877,117  14,877,117  14,886,807
                                                                  =======================  ======================

     See accompanying notes to consolidated, condensed financial statements.

                               ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOW
                                             (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   MARCH 31
                                                                               2006         2005
                                                                           -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                             $ 2,302,000   $   38,000
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Gain on sale of assets                                                  (2,530,000)           -
    Depreciation, depletion, amortization, and valuation allowance               4,000        4,000
    (Increase) decrease in accounts receivable                                 135,000      (15,000)
    Decrease in other current assets                                             5,000        6,000
    Increase in accounts payable                                                 2,000       10,000
    Increase (decrease) in accrued production costs                            (25,000)      10,000
    Increase (decrease) in other accrued expenses                              209,000      (10,000)
                                                                           -------------------------
      Net cash provided by operating activities                                102,000       43,000
                                                                           -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets, net of selling expenses                      2,568,000            -
  Other additions to property and equipment                                          -       (5,000)
                                                                           -------------------------
      Net cash used in investing activities                                  2,568,000       (5,000)
                                                                           -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury shares                                                     -      (11,000)
                                                                           -------------------------
      Net cash used in financing activities                                          -      (11,000)
                                                                           -------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    2,670,000       27,000
                                                                           -------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2,281,000    2,114,000
                                                                           -------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 4,951,000   $2,141,000
                                                                           =========================

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, and the cash flows and results of operations for the three and the six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2005 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

                        "SAFE HARBOR" STATEMENT UNDER THE
                        ---------------------------------
         UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
         --------------------------------------------------------------

Statements that are not historical facts contained in this Form 10-QSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market price of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the ability of the Company or its wholly-owned subsidiary, Altex Oil Corporation ("AOC"), to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of competitors; the Company's and AOC's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein and in the Company's filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

During the three months ended December 31, 2005 ("Q1FY06") AOC sold its non-operated working interests in three producing oil and gas wells for proceeds, net of selling expenses, of $206,000. Effective January 1, 2006, AOC sold (1) all of its remaining non-operated working interests in producing oil and gas wells in Wyoming, (2) all of its operated working interests in producing oil and gas wells, and (3) all of its overriding royalty interests in then producing oil and gas wells in Wyoming. During the quarter ending March 31, 2006 ("Q2FY06"), AOC received $2,362,000 cash, net of selling expenses, for the interests it sold effective January 1, 2006. AOC retains very small working and overriding royalty interests in producing oil and gas wells in the Bluebell-Altamont Field in Utah, an overriding royalty interest in the Standard Draw and Echo Springs Fields in Wyoming, and an interest in an application for leases under the Combined Hydrocarbon Leasing Act of 1981 in the Tar Sands Triangle Area of Utah. The Company intends to invest the proceeds of the sales either in interests in oil and gas properties or otherwise. There can be no assurance as to if and when any such investment will be made.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the possible investment by the Company in one or more other ventures, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.

Except for cash generated by the operation of AOC's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 5, 2006, the Company had no material commitments for capital expenditures.

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

                              RESULTS OF OPERATIONS

The sales of AOC's interests in producing oil and gas properties caused oil and gas sales to decline from $209,000 in Q2FY05 to $12,000 in Q2FY06 and from $444,000 in the six months ended March 31, 2005, to $330,000 in the six months ended March 31, 2006. The increase in cash balances resulting from the sales of AOC's interests in producing oil and gas properties, together with higher interest rates, caused interest income to increase from $13,000 in Q2FY05 to $50,000 in Q2FY06 and from $25,000 in the six months ended March 31, 2005, to $75,000 in the six months ended March 31, 2006. The Company recorded gain on sale of assets of $2,324,000 in Q2FY06 and $2,530,000 in the six months ended March 31, 2006.

The sales of AOC's interests in producing oil and gas properties caused lease operating expense to decline from $72,000 in Q2FY05 to nil in Q2FY06 and from $160,000 in the six months ended March 31, 2005, to $113,000 in the six months ended March 31, 2006. Accrued production costs at March 31, 2006, consist of accrued production tax liabilities related to oil and gas sales recognized during Q1FY06. The sales of AOC's interests in producing oil and gas properties caused production taxes to decline from $24,000 in Q2FY05 to $1,000 in Q2FY06 and from $53,000 in the six months ended March 31, 2005, to $39,000 in the six months ended March 31, 2006. Pursuant to his employment agreement, the Company's president is to receive a bonus equal to no less than 10% of earnings before tax. Accordingly, the Company recorded accrued bonus expense of $28,000 during Q1FY06 and $228,000 during Q2FY06. Excluding accrued bonus expense, general and administrative expense ("G&A") increased 10% from $103,000 in Q2FY05 to $113,000 in Q2FY06 and 7% from $214,000 in the six months ended March 31, 2005, to $228,000 in the six months ended March 31, 2006.

Net earnings increased from $21,000 in Q2FY05 to $2,049,000 in Q2FY06 and from $38,000 in the six months ended March 31, 2005, to $2,302,000 in the six months ended March 31, 2006, because of gains on sales of assets of $2,324,000 in Q2FY06 and $2,530,000 in the six months ended March 31, 2006. Excluding gains on sales of assets and accrued bonus expense, there was a net loss of $47,000 during Q2FY06.

                         LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by operating activities increased from $43,000 in the six months ended March 31, 2005, to $102,000 in the six months ended March 31, 2006.

Investing Activities. In the six months ended March 31, 2005, the Company invested $5,000 in information technology equipment. In the six months ended March 31, 2006, proceeds from the sales of assets, net of selling expenses, were $2,568,000.

Financing Activities. The Company acquired 110,200 shares of its Common Stock for $11,000 in the six months ended March 31, 2005. The Company did not acquire any shares of its Common Stock in the six months ended March 31, 2006.

Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or into one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated variations in production levels, unanticipated RR&D, unanticipated environmental expense, and possible changes in oil and gas price levels and interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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

                             ALTEX INDUSTRIES, INC.

Date: May 5, 2006                         By: /s/ STEVEN H. CARDIN
                                          --------------------------------------
                                          Steven H. Cardin
                                          Chief Executive Officer and
                                          Principal Financial Officer

                                  EXHIBIT INDEX

31.     Rule 13a-14(a)/15d-14(a) Certifications
32.     Section 1350 Certifications