Form 10QSB
period 2006-06-30
ALTEX INDUSTRIES INC
filed 2006-08-01
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                  For the transition period from     to     .
                                                -----  -----

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                             ----------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                                   84-0989164
    ---------------------------------             ---------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

                    PO Box 1057  Breckenridge CO  80424-1057
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 265-9312
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Number of shares outstanding of issuer's Common Stock as of July 31, 2006:
14,762,984

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                                PART I
                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                            JUNE 30, 2006
                                             (UNAUDITED)

                                               ASSETS
                                               ------
CURRENT ASSETS
  Cash and cash equivalents                                                              $ 4,895,000
  Accounts receivable                                                                          5,000
  Other                                                                                       14,000
                                                                                         ------------
      Total current assets                                                                 4,914,000
                                                                                         ------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                   95,000
  Other                                                                                       63,000
                                                                                         ------------
                                                                                             158,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance           (153,000)
                                                                                         ------------
      Net property and equipment                                                               5,000

OTHER ASSETS                                                                                  10,000

                                                                                         ------------
                                                                                         $ 4,929,000
                                                                                         ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                       $     7,000
  Accrued production costs                                                                    20,000
  Other accrued expenses                                                                     283,000
                                                                                         ------------
      Total current liabilities                                                              310,000
                                                                                         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                       --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,877,117 shares       149,000
  Additional paid-in capital                                                              14,191,000
  Accumulated deficit                                                                     (9,330,000)
  Treasury shares, at cost, 114,133 shares                                                   (32,000)
  Notes receivable from stockholders                                                        (359,000)
                                                                                         ------------
                                                                                           4,619,000
                                                                                         ------------
                                                                                         $ 4,929,000
                                                                                         ============


    See accompanying notes to consolidated, condensed financial statements.

                                       ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (UNAUDITED)

                                                                         Three Months Ended      Nine months Ended
                                                                              June 30                 June 30
                                                                         2006         2005        2006        2005
                                                                     ------------------------  ----------------------
Revenue
  Oil and gas sales                                                  $     3,000      238,000     333,000     682,000
  Interest income                                                         59,000       14,000     134,000      39,000
  Other income                                                            22,000            -      29,000           -
  Gain on sale of assets                                                       -            -   2,530,000           -
                                                                     ------------------------  ----------------------
                                                                          84,000      252,000   3,026,000     721,000
                                                                     ------------------------  ----------------------
Costs and expenses
  Lease operating                                                          1,000       61,000     114,000     221,000
  Production taxes                                                             -       30,000      39,000      83,000
  General and administrative                                              97,000      118,000     581,000     332,000
  Depreciation, depletion, amortization, and valuation allowance           1,000        3,000       5,000       7,000
                                                                     ------------------------  ----------------------
                                                                          99,000      212,000     739,000     643,000
                                                                     ------------------------  ----------------------
Net earnings (loss)                                                  $   (15,000)      40,000   2,287,000      78,000
                                                                     ========================  ======================
Earnings (loss) per share                                            $    (0.001)       0.003       0.154       0.005
                                                                     ========================  ======================
Weighted average shares outstanding                                   14,814,407   14,877,117  14,856,214  14,883,577
                                                                     ========================  ======================


    See accompanying notes to consolidated, condensed financial statements.

                            ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOW
                                          (UNAUDITED)

                                                                     NINE MONTHS   NINE MONTHS
                                                                        ENDED         ENDED
                                                                       JUNE 30       JUNE 30
                                                                        2006           2005
                                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                      $  2,287,000        78,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Gain on sale of assets                                            (2,530,000)            -
    Depreciation, depletion, amortization, and valuation allowance         5,000         7,000
    (Increase) decrease in accounts receivable                           144,000        (7,000)
    Decrease in other current assets                                       5,000         7,000
    Decrease in other assets                                               3,000             -
    Increase (decrease) in accounts payable                               (9,000)        4,000
    Increase (decrease) in accrued production costs                      (31,000)        3,000
    Increase (decrease) in other accrued expenses                        204,000        (6,000)
                                                                    ---------------------------
      Net cash provided by operating activities                           78,000        86,000
                                                                    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets, net of selling expenses                2,568,000             -
  Other additions to property and equipment                                    -        (5,000)
                                                                    ---------------------------
      Net cash provided by (used in) investing activities              2,568,000        (5,000)
                                                                    ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury shares                                         (32,000)      (11,000)
                                                                    ---------------------------
      Net cash used in financing activities                              (32,000)      (11,000)
                                                                    ---------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              2,614,000        70,000
                                                                    ---------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       2,281,000     2,114,000
                                                                    ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  4,895,000     2,184,000
                                                                    ===========================


    See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2005 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

                        "SAFE HARBOR" STATEMENT UNDER THE
                        ---------------------------------
         UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
         --------------------------------------------------------------

Statements that are not historical facts contained in this Form 10-QSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; the market price of oil and natural gas; the risks associated with exploration and production; the ability of the Company or its wholly-owned subsidiary, Altex Oil Corporation ("AOC"), to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of competitors; the Company's and AOC's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein and in the Company's filings with the Securities and Exchange Commission.

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

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities, none of which are currently planned, the cash flows that could result from such acquisitions or activities, and the possible investment by the Company in one or more other ventures, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of AOC's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 31, 2006, the Company had no material commitments for capital expenditures.

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

                              RESULTS OF OPERATIONS

The sales of AOC's interests in producing oil and gas properties caused oil and gas sales to decline from $238,000 in the quarter ended June 30, 2005 ("Q3FY05") to $3,000 in the quarter ended June 30, 2006 ("Q3FY06") and from $682,000 in the nine months ended June 30, 2005, to $333,000 in the nine months ended June 30, 2006. The increase in cash balances resulting from the sales of AOC's interests in producing oil and gas properties, together with higher interest rates, caused interest income to increase from $14,000 in Q3FY05 to $59,000 in Q3FY06 and from $39,000 in the nine months ended June 30, 2005, to $134,000 in the nine months ended June 30, 2006. The Company recorded no gain on sale of assets in Q3FY06 and a gain on sale of assets of $2,530,000 in the nine months ended June 30, 2006.

The sales of AOC's interests in producing oil and gas properties caused lease operating expense to decline from $61,000 in Q3FY05 to $1,000 in Q3FY06 and from $221,000 in the nine months ended June 30, 2005, to $114,000 in the nine months ended June 30, 2006. Accrued production costs at June 30, 2006, consist of accrued production tax liabilities related to oil and gas sales recognized during the quarter ended December 31, 2005. The sales of AOC's interests in producing oil and gas properties caused production taxes to decline from $30,000 in Q3FY05 to nil in Q3FY06 and from $83,000 in the nine months ended June 30, 2005, to $39,000 in the nine months ended June 30, 2006. Pursuant to his employment agreement, the Company's president is to receive a bonus equal to no less than 10% of earnings before tax. The Company recorded accrued bonus expense of $28,000 during Q1FY06 and $228,000 during Q2FY06, and reduced accrued bonus expense by $8,000 during Q3FY06. Excluding accrued bonus expense, general and administrative expense ("G&A") decreased 11% from $118,000 in Q3FY05 to $105,000 in Q3FY06 and increased from $332,000 in the nine months ended June 30, 2005, to $333,000 in the nine months ended June 30, 2006.

Net earnings decreased from $40,000 in Q3FY05 to a net loss of $15,000 in Q3FY06. Excluding reduced accrued bonus expense, net loss was $23,000 in Q3FY06. Net earnings increased from $78,000 in the nine months ended June 30, 2005, to $2,287,000 in the nine months ended June 30, 2006, because of gains on sales of $2,530,000 in the nine months ended June 30, 2006. Excluding gains on sales of assets and accrued bonus expense, there were net earnings of $5,000 during the nine months ended June 30, 2006.

                         LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by operating activities decreased from $86,000 in the nine months ended June 30, 2005, to $78,000 in the nine months ended June 30, 2006.

Investing Activities. In the nine months ended June 30, 2005, the Company invested $5,000 in information technology equipment. In the nine months ended June 30, 2006, proceeds from the sales of assets, net of selling expenses, were $2,568,000.

Financing Activities. The Company acquired 110,200 shares of its Common Stock for $11,000 in the nine months ended June 30, 2005. The Company acquired 114,133 shares of its Common Stock for $32,000 in the nine months ended June 30, 2006.

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

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

        Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

========================================================================================================
                         (a)          (b)                (c)                           (d)
                         Total       Average     Total Number of Shares         Maximum Number (or
                       Number of      Price     (or Units) Purchased as    Approximate Dollar Value) of
       Period         Shares (or    Paid per        Part of Publicly      Shares (or Units) that May Yet
                        Units)      Share (or      Announced Plans or      Be Purchased Under the Plans
                       Purchased      Unit)             Programs                    or Programs
========================================================================================================
     April 1, 2006
       through            -            -                   -                              -
     April 30, 2006
========================================================================================================
      May 1, 2006
       through         114,133       $ 0.28                -                              -
     May 31, 2006
========================================================================================================
     June 1, 2006
       through            -            -                   -                              -
    June 30, 2006
========================================================================================================

The Company has no publicly announced plan or program for the purchase of shares. In May 2006 the Company purchased 114,133 shares other than through a publicly announced plan or program in open-market transactions.

ITEM 6. EXHIBITS

31.     Rule 13a-14(a)/15d-14(a) Certifications
32.     Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALTEX INDUSTRIES, INC.

Date:   July 31, 2006                 By:/s/ STEVEN H. CARDIN
                                      ------------------------------------------
                                      Steven H. Cardin
                                      Chief Executive Officer and
                                      Principal Financial Officer

                                  EXHIBIT INDEX

31.  Rule 13a-14(a)/15d-14(a) Certifications
32.  Section 1350 Certifications