Form 10KSB
period 2006-09-30
ALTEX INDUSTRIES INC
filed 2006-11-17
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934
                  For the fiscal year ended September 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___ to ____.

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Delaware                                  84-0989164
----------------------------------------  --------------------------------------
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

POB 1057 Breckenridge, CO                                80424-1057
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

      Issuer's Telephone Number, Including Area Code:       (303) 265-9312
                                                           ----------------

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

          Issuer's revenue for its most recent fiscal year: $3,124,000

     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 9, 2006: $1,672,000

     Number of shares outstanding of issuer's Common Stock as of November 9, 2006: 14,346,724

        Transitional Small Business Disclosure Format: Yes      No  X
                                                           ---     ---

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10-KSB are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; movements in interest rates; the market price of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company's ability, or the ability of its operating subsidiary, Altex Oil Corporation ("AOC"), to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability and AOC's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Altex Industries, Inc. (or the "Registrant" or the "Company," each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiary) is a holding company with one full-time employee and one part-time employee that was incorporated in Delaware in 1985. Through its operating subsidiary, AOC, the Company currently owns interests, including working interests, in productive onshore oil and gas properties, has bought and sold producing oil and gas properties, and, to a lesser extent, has participated in the drilling of exploratory and development wells, and in recompletions of existing wells.

AOC operates one field currently being abandoned. All other interests are in properties operated by others. A working interest owner in a property not operated by that interest owner must rely on information regarding the property provided by the operator, even though there can be no assurance that such information is complete, accurate, or current. In addition, an owner of a working interest in a property is potentially responsible for 100% of all liabilities associated with that property, regardless of the size of the working interest actually owned.

The operators of producing properties in which AOC has an interest sell produced oil and gas to refiners, pipeline operators, and processing plants. If a refinery, pipeline, or processing plant that purchases such production were taken out of service, the operator could be forced to halt the production that is purchased by such refinery, pipeline, or plant.

Although many entities produce oil and gas, competitive factors play a material role in AOC's production operations only to the extent that such factors affect demand for and prices of oil and gas and demand for, supply of, and prices of oilfield services. The sale of oil and gas is regulated by Federal, state, and local agencies, and AOC is also subject to Federal, state, and local laws and regulations relating to the environment. These laws and regulations generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. AOC regularly assesses its exposure to environmental liability and to reclamation, restoration, and dismantlement expense ("RR&D"), which activities are covered by Federal, state, and local regulation. AOC does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured. (See Management's Discussion and Analysis below.)

During the year ended September 30, 2006, ("FY06") AOC sold: (1) its non-operated working interests in three producing oil and gas wells for proceeds, net of selling expenses, of $206,000; (2) substantially all of its remaining non-operated working interests in producing oil and gas wells in Wyoming, all of its operated working interests in producing oil and gas wells, and all of its overriding royalty interests in then producing oil and gas wells in Wyoming for $2,362,000 cash, net of selling expenses; and (3) its interest in an application for leases under the Combined Hydrocarbon Leasing Act of 1981 in the Tar Sands Triangle Area of Utah for $25,000 cash. The Company intends to invest the proceeds of the sales either in interests in oil and gas properties or otherwise. There can be no assurance as to if and when any such investment will be made. AOC retains small working and overriding royalty interests in producing oil and gas wells in Utah and Wyoming.

ITEM 2. DESCRIPTION OF PROPERTY.

WELLS AND ACREAGE: At November 9, 2006, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At November 9, 2006, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. All of the Company's production is located in Utah and Wyoming. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

                                       Production
----------------------------------------------------------------------------------------
                   Net Production            Average Price
-----------------------------------------------------------------   Average Production
                 Oil          Gas          Oil           Gas        Cost Per Equivalent
Fiscal Year    (Bbls)        (Mcf)        (Bbls)        (Mcf)         Barrel ("BOE")
----------------------------------------------------------------------------------------
    2006           3,000       19,000  $      44.67  $      10.79  $               19.17
----------------------------------------------------------------------------------------
    2005          11,000       83,000         49.00          5.22                  11.72
----------------------------------------------------------------------------------------
    2004          11,000       89,000         37.00          4.44                  11.04
----------------------------------------------------------------------------------------

DRILLING ACTIVITY: The Company did not participate in the drilling of any wells during fiscal 2004 ("FY04"), fiscal 2005 ("FY05"), or FY06.

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

-------------------------------------------------
                FY06                 FY05
-------------------------------------------------
Quarter  High Bid   Low Bid   High Bid   Low Bid
-------------------------------------------------
   1     $    0.26  $   0.14  $    0.15  $   0.08
-------------------------------------------------
   2          0.26      0.20       0.23      0.10
-------------------------------------------------
   3          0.32      0.17       0.25      0.11
-------------------------------------------------
   4          0.27      0.22       0.43      0.14
-------------------------------------------------

At November 9, 2006, there were approximately 4,100 holders of record of the Company's Common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

                               Small Business Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------
                         (a)            (b)                   (c)                              (d)
                     Total Number     Average      Total Number of Shares (or           Maximum Number (or
                    of Shares (or    Price Paid   Units) Purchased as Part of      Approximate Dollar Value) of
     Period             Units)       per Share    Publicly Announced Plans or   Shares (or Units) that May Yet Be
                      Purchased      (or Unit)              Programs               Purchased Under the Plans or
                                                                                             Programs
------------------------------------------------------------------------------------------------------------------
   July 1, 2006
      through                    -             -                             -                                   -
   July 31, 2006
------------------------------------------------------------------------------------------------------------------
  August 1, 2006
     through               105,172  $       0.24                             -                                   -
  August 31, 2006
------------------------------------------------------------------------------------------------------------------
 September 1, 2006
     through               311,088  $       0.25                             -                                   -
 September 30, 2006
------------------------------------------------------------------------------------------------------------------

The Company has no publicly announced plan or program for the purchase of shares. In August 2006 the Company purchased 105,172 shares other than through a publicly announced plan or program in open-market transactions, and in September 2006 the Company purchased 311,088 shares from two of its Directors other than through a publicly announced plan or program in two negotiated transactions (See
Item 10).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                              FINANCIAL CONDITION

During FY06 AOC sold: (1) its non-operated working interests in three producing oil and gas wells for proceeds, net of selling expenses, of $206,000; (2) substantially all of its remaining non-operated working interests in producing oil and gas wells in Wyoming, all of its operated working interests in producing oil and gas wells, and all of its overriding royalty interests in then producing oil and gas wells in Wyoming for $2,362,000 cash, net of selling expenses; and
(3) its interest in an application for leases under the Combined Hydrocarbon Leasing Act of 1981 in the Tar Sands Triangle Area of Utah for $25,000 cash. The Company intends to invest the proceeds of the sales either in interests in oil and gas properties or otherwise. There can be no assurance as to if and when any such investment will be made. AOC retains small working and overriding royalty interests in producing oil and gas wells in Utah and Wyoming.

Cash balances increased $2,859,000 during FY06: (1) $42,000 cash was provided by operating activities, (2) $2,593,000 cash was realized from the sale of assets,
(3) $135,000 cash was used to purchase 530,393 shares of treasury stock, and (4) $359,000 cash was received from the Company's president and two non-executive directors to retire notes receivable from them. (See Items 10 and 12). Accounts receivable declined from $149,000 at September 30, 2005, to $5,000 at September 30, 2006, because the sales by AOC during FY06 of producing oil and gas properties caused a significant reduction in oil and gas sales during the quarters ended after December 31, 2005. At September 30, 2005, accrued production costs were $51,000 and consisted of accrued lease operating expense ("LOE") of $19,000 and accrued production taxes of $32,000. At September 30, 2006, accrued production costs were $17,000 and consisted almost entirely of accrued production taxes relating to oil and gas sales that occurred during the first quarter of FY06. Accrued LOE declined from $19,000 to almost nil because the sales by AOC during FY06 of producing oil and gas properties resulted in significantly lower LOE. Accrued production taxes declined from $32,000 to $17,000 because the sales by AOC during FY06 of producing oil and gas properties resulted in significantly lower oil and gas sales and therefore significantly lower taxes on oil and gas sales. At September 30, 2006, the Company recognized a deferred tax asset in the amount of $51,000. Included in other accrued expenses of $287,000 at September 30, 2006, is an accrued bonus payable to the Company's president, pursuant to his employment agreement (See Item 10), of $251,000.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a decline from the current level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At November 9, 2006, the Company had no material commitments for capital expenditures.

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

                                    LIQUIDITY

OPERATING ACTIVITIES. In FY05 net cash provided by operating activities was $183,000, and in FY06 net cash provided by operating activities was $42,000.

INVESTING ACTIVITIES. In FY05 the Company expended $5,000 on additions to other property and equipment, and in FY06 the Company received $2,593,000 in proceeds from the sale of assets.

FINANCING ACTIVITIES. In FY05 the Company expended $11,000 to acquire 110,200 shares of treasury stock. In FY06 the Company expended $135,000 to acquire 530,393 shares of treasury stock and received $359,000 in payments on notes receivable from stockholders (See Items 10 and 12).

                              RESULTS OF OPERATIONS

Oil and gas sales decreased from $972,000 in FY05 to $339,000 in FY06 because of the sales by AOC during FY06 of producing oil and gas properties. $318,000 of the $339,000 in FY06 oil and gas sales is attributable to the first quarter of FY06. The Company does not anticipate that oil and gas sales from the interests retained by AOC in currently producing oil and gas properties will be significant. Interest income increased from $55,000 in FY05 to $197,000 in FY06 because both cash balances and interest rates increased during FY06. Other income, which consists of various miscellaneous items, increased from $2,000 in FY05 to $33,000 in FY06. The bulk of the increase consisted of the unanticipated receipt of proceeds from oil and gas sales net to the Company's interest that were attributable to prior fiscal years and that had not previously been recognized by the Company. The sales by AOC during FY06 of oil and gas properties resulted in a gain on sale of assets of $2,555,000.

LOE declined from $293,000 during FY05 to $115,000 during FY06 because of the sales by AOC during FY06 of interests in producing oil and gas properties. $113,000 of the $115,000 in LOE during FY06 is attributable to the first quarter of FY06. LOE during the first quarter of FY06 was significantly higher than normal because of increased repair and maintenance expense: When operators believe that oil and gas prices will remain significantly higher than previously, operators tends to increase repair and maintenance expenditures with the objective of obtaining increased oil and gas production. Production taxes declined from $118,000 during FY05 to $40,000 during FY06 because of significantly lower oil and gas sales. $38,000 of the $40,000 in production taxes is attributable to the first quarter of FY06. General and administrative expense ("G&A") increased from $453,000 in FY05 to $702,000 in FY06. Included in G&A in FY06 is accrued bonus payable to the Company's president pursuant to his employment agreement of $251,000 (See Item 10). Included in G&A in FY05 is accrued bonus payable to the Company's president pursuant to his employment agreement of $17,000. Excluding accrued bonus expense, G&A increased from $436,000 in FY05 to $451,000 in FY06. Net earnings increased from $156,000 in FY05 to $2,260,000 in FY06 because of gain on sale of assets.

The Company's revenue currently consists almost entirely of interest earned on cash balances. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances into interests in producing oil and gas wells or into one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Mr. Steven H. Cardin, 55, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 55 , a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 50, a CPA, formerly Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and formerly Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries, has been a private investor for the last five years, and a Director since 1989.

The Board of Directors has a separately-designated standing Audit Committee which is comprised of Messrs. Fante and Chernow. The Board of Directors has determined that the Company has at least one Audit Committee Financial Expert serving on its Audit Committee: Mr. Fante is an Audit Committee Financial Expert, and he is independent, as that term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act.

Messrs. Chernow's, Cardin's, and Fante's terms as Directors continue until their successors are duly elected and qualified. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION.

Each Director who is not also an officer of the Company receives $1,000 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings.

As part of its Director compensation plan, on June 26, 1998, the Company sold 155,544 shares of the Company's Common Stock, an amount equal to 1% of the then-outstanding Common Stock, to each of its outside directors, Messrs. Jeffrey
S. Chernow and Stephen F. Fante, for $0.17 per share, fair market value on June 26, 1998. Consideration for the shares consisted of the proceeds of non-recourse loans from the Company, each in the amount of $26,000. The loans were secured by the shares, bore interest at the Applicable Federal Rate, and were initially due on September 30, 2002. On September 25, 2001, the Company extended the terms of the loans until October 1, 2006. Pursuant to the terms of the loans, the Company reimbursed the Directors for interest expense related to the notes and indemnified them against additional tax due as a result of such reimbursement and indemnification. On September 15, 2006, the Company purchased the 155,544 shares of the Company's Common Stock from Mr. Chernow for $0.25 per share, the closing price on September 15, 2006, for total cash proceeds of $39,000, and purchased the 155,544 shares of the Company's Common Stock from Mr. Fante for $0.25 per share, the closing price on September 15, 2006, for total cash proceeds of $39,000. Messrs. Chernow and Fante each used $26,000 cash from the transactions to retire the outstanding loans.

Mr. Cardin had an Employment Agreement with the Company that was effective October 1, 2001, that had an initial term of five years, and that provided that Mr. Cardin was to receive a base salary of $191,000 per annum, escalating at no less than 5% per annum, and an annual bonus of no less than 10% of the Company's earnings before tax. Effective October 1, 2006, the Company renewed its Employment Agreement with Mr. Cardin (See Item 12).

The following table sets forth the dollar value of compensation earned by the Company's CEO, its only executive officer, during the last three fiscal years.

                   Summary Compensation Table

-------------------------------------------------------------------
                                       Annual Compensation
-------------------------------------------------------------------
Name and Principal Position  Year   Salary    Bonus   Other Annual
                                                      Compensation*
-------------------------------------------------------------------
Steven H. Cardin, CEO        2006  $233,000  251,000          9,000
-------------------------------------------------------------------
Steven H. Cardin, CEO        2005  $222,000   17,000          9,000
-------------------------------------------------------------------
Steven H. Cardin, CEO        2004  $211,000    4,000          9,000
-------------------------------------------------------------------

*Pursuant to his Employment Agreement, Mr. Cardin paid $9,000 in interest in FY04, FY05, and FY06, and the Company reimbursed him for those payments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning each person who, as of November 9, 2006, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, and information regarding Common

Stock of the Company beneficially owned, as of November 9, 2006, by all Directors and executive officers and by all Directors and executive officers as a group.

---------------------------------------------------------------------------------------------
          Name and Address of Beneficial Owner              Shares of Common Stock   Percent
                                                              Beneficially Owned    of Class
---------------------------------------------------------------------------------------------
Steven H. Cardin (Director and Executive Officer)
POB 1057 Breckenridge CO 80424-1057                                      7,233,866     50.42%
---------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group (1 Person)               7,233,866     50.42%
---------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective October 1, 2006, the Company renewed its Employment Agreement with Mr. Cardin, the prior Employment Agreement having expired effective September 30, 2006. The new Agreement has an initial term of five years and provides that Mr. Cardin is to receive an annual base salary of $244,000 escalating at no less than 5% per annum, and an annual bonus of no less than 10% of the Company's earnings before tax, payable, at Mr. Cardin's election, in either cash or Common Stock of the Company at then fair market value.

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

Pursuant to three previous employment agreements with the Company, Mr. Cardin had purchased 3,759,864 shares of the Company's Common stock from the Company at fair market value in three separate non-cash transactions for three non-recourse notes receivable that were secured by the shares and that were subsequently consolidated into a single $306,000 non-recourse note receivable. The note was secured by the shares, bore interest at the Applicable Federal Rate, and was due on September 30, 2006. Pursuant to the terms of the loan, the Company reimbursed Mr. Cardin for interest expense related to the note and indemnified him against additional tax due as a result of such reimbursement and indemnification. During FY06 Mr. Cardin paid off the note with $306,000 cash.

ITEM 13. EXHIBITS

3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985
      Proxy Statement
10 Summary of Employment Agreement between the Company and Steven H. Cardin, effective October 1, 2006

14 Code of Ethics - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 2003
21 List of subsidiaries - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 1997
31   Rule 13a-14(a)/15d-14(a) Certifications
32   Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. Billed for FY06: $9,000. Billed for FY05: $10,700.

AUDIT-RELATED FEES. None.

TAX FEES. None.

ALL OTHER FEES. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company's Audit Committee. During FY06 and FY05 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company's principal accountant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALTEX INDUSTRIES, INC.

                                      /s/ STEVEN H. CARDIN
                                      -----------------------------------------
                                      By: Steven H. Cardin, CEO

                                      Date: November 16, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /s/ STEVEN H. CARDIN
                                      ------------------------------------------
                                      By: Steven H. Cardin, Director, Principal
                                          Executive Officer, Principal Financial
                                          Officer, and Principal Accounting
                                          Officer

                                      Date: November 16, 2006

                                      /s/ STEPHEN F. FANTE
                                      ------------------------------------------
                                      By: Stephen F. Fante, Director

                                      Date: November 16, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTEX INDUSTRIES, INC.


We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altex Industries, Inc. and subsidiary as of September 30, 2006, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
November 13, 2006

                                                          /s/ Comiskey & Company
                                                        PROFESSIONAL CORPORATION

                              ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEET
                                       SEPTEMBER 30, 2006


                                      ASSETS
                                      ------
CURRENT ASSETS
  Cash and cash equivalents                                                         $ 5,140,000
  Accounts receivable                                                                     5,000
  Deferred income tax asset                                                              51,000
  Other                                                                                  15,000
                                                                                    ------------
    Total current assets                                                              5,211,000
                                                                                    ------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method) (Notes 6 and 7)              95,000
  Other                                                                                  63,000
                                                                                    ------------
                                                                                        158,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance      (155,000)
                                                                                    ------------
    Net property and equipment                                                            3,000

OTHER ASSETS                                                                             10,000

                                                                                    ------------
                                                                                    $ 5,224,000
                                                                                    ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                  $    21,000
  Accrued production costs                                                               17,000
  Current income taxes payable                                                           51,000
  Other accrued expenses                                                                287,000
                                                                                    ------------
    Total current liabilities                                                           376,000
                                                                                    ------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                  --
  Common stock, $.01 par value. Authorized 50,000,000 shares,
  14,346,724 shares issued and outstanding                                              144,000
  Additional paid-in capital                                                         14,061,000
  Accumulated deficit                                                                (9,357,000)
                                                                                    ------------
                                                                                      4,848,000
                                                                                    ------------
                                                                                    $ 5,224,000
                                                                                    ------------

          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2006 AND 2005


                                                  2006         2005
                                              -------------------------
REVENUE
  Oil and gas sales                           $   339,000   $   972,000
  Interest (Note 3)                               197,000        55,000
  Other income                                     33,000         2,000
  Gain on sale of assets                        2,555,000             -
                                              -------------------------
                                                3,124,000     1,029,000
                                              -------------------------
COSTS AND EXPENSES
  Lease operating                                 115,000       293,000
  Production taxes                                 40,000       118,000
  General and administrative (Note 3)             702,000       453,000
  Depreciation, depletion, and amortization         7,000         9,000
                                              -------------------------
                                                  864,000       873,000
                                              -------------------------
NET EARNINGS BEFORE INCOME TAXES                2,260,000       156,000
                                              -------------------------

INCOME TAX (EXPENSE) BENEFIT
  Current                                         (51,000)            -
  Deferred                                         51,000             -
                                              -------------------------
                                                        -             -

NET INCOME                                    $ 2,260,000   $   156,000
                                              -------------------------

EARNINGS PER SHARE OF COMMON STOCK            $      0.15   $      0.01
                                              -------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING            14,809,857    14,881,949
                                              -------------------------

          See accompanying notes to consolidated financial statements.

                                             ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED SEPTEMBER 30, 2006 AND 2005


                                          COMMON STOCK         ADDITIONAL   ACCUMULATED   TREASURY       NOTES         TOTAL
                                                                PAID-IN       DEFICIT       STOCK     RECEIVABLE   STOCKHOLDERS'
                                                                CAPITAL                                  FROM         EQUITY
                                        SHARES       AMOUNT                                          SHAREHOLDERS
                                      ------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2004        14,987,317   $150,000   14,201,000   (11,773,000)                 (359,000)  $  2,219,000
Net earnings                                                                   156,000                                  156,000
Acquisition of treasury stock,
  110,200 shares at $0.096 per share                                                      (11,000)                      (11,000)
Retirement of treasury stock            (110,200)    (1,000)     (10,000)                  11,000
                                      ------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2005        14,877,117    149,000   14,191,000   (11,617,000)                 (359,000)     2,364,000
Net earnings                                                                 2,260,000                                2,260,000
Acquisition of treasury stock,
  530,393 shares at $0.255 per share                                                     (135,000)                     (135,000)
Retirement of treasury stock            (530,393)    (5,000)    (130,000)                 135,000
Payments received on notes
  receivable from stockholders                                                                           359,000        359,000
                                      ------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2006        14,346,724   $144,000   14,061,000    (9,357,000)                              $4,848,000
                                      ------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                         ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                  2006         2005
                                                              -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                $ 2,260,000   $  156,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
    Gain on sale of assets                                     (2,555,000)           -
    Deferred income taxes                                         (51,000)           -
    Depreciation, depletion, and amortization                       7,000        9,000
    (Increase) decrease in accounts receivable                    144,000       (9,000)
    (Increase) decrease in other current assets                     4,000       (9,000)
    Decrease in other assets                                        3,000        4,000
    Increase in accounts payable                                    5,000       11,000
    Increase in current income taxes payable                       51,000            -
    Increase (decrease) in accrued production costs               (34,000)       5,000
    Increase in other accrued expenses                            208,000       16,000
                                                              -------------------------
      Net cash provided by operating activities                    42,000      183,000
                                                              -------------------------

CASH FLOWS USED IN  INVESTING ACTIVITIES
  Proceeds from sale of assets, net of selling expenses         2,593,000            -
  Additions to other property and equipment                             -       (5,000)
                                                              -------------------------
                                                                2,593,000       (5,000)
                                                              -------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Acquisition of treasury stock                                  (135,000)     (11,000)
  Payments received on notes receivable from stockholders         359,000            -
                                                              -------------------------
                                                                  224,000      (11,000)
                                                              -------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       2,859,000      167,000
                                                              -------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  2,281,000    2,114,000
                                                              -------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 5,140,000   $2,281,000
                                                              -------------------------


        See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

NATURE OF OPERATIONS: Altex Industries, Inc., through its wholly-owned subsidiary, jointly referred to as "the Company," owns interests, including working interests, in productive oil and gas properties located in Utah and Wyoming. The Company's revenues are generated from interest income from cash deposits, sales of oil and gas production, and sales of oil and gas properties. The Company's operations are significantly affected by changes in interest rates and in oil and gas prices.

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

PROPERTY AND EQUIPMENT: The Company follows the successful efforts method of accounting for oil and gas operations, under which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and to equip exploratory wells that find proved reserves, and to drill and to equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units-of-production method based on estimated quantities of proved reserves and estimated RR&D (Note 6). Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, and valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Actual RR&D expense in excess of estimated RR&D expense is charged to operations.

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

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005


RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2005 the FASB issued SFAS 154, "Accounting Changes and Error Corrections." SFAS 154 replaces APB 20, "Accounting Changes," and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements," and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the financial statements.

In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN 48) effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes." FIN 48 provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return. The Company is currently reviewing FIN 48 and is not certain as to its impact, if any, on the financial statements.

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS
157). The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This issuance is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the financial statements.

NOTE 2 - INCOME TAXES. At September 30, 2006, the Company had depletion carryforwards for income tax purposes of $829,000. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2006, computed in accordance with SFAS No. 109, is as follows:

DEFERRED TAX ASSETS
  Depletion carryforward         301,000
  Accrued shareholder bonus       88,000
                               ----------
TOTAL NET DEFERRED TAX ASSETS    389,000
  Less valuation allowance      (338,000)
                               ----------
NET DEFERRED TAX ASSET         $  51,000
                               ----------

Based on the uncertainty of future realization in excess of its current tax liability, a valuation allowance has been provided.

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                              2006       2005
                                                           ---------------------
Tax expense at 35% of net earnings
State income tax, net of federal benefit                       2,000          -
Change in valuation allowance for net deferred tax assets   (805,000)   (11,000)
Change in net deferred tax assets, net of utilization         12,000    (44,000)
                                                           ---------------------
Income tax expense                                         $       -   $      -
                                                           ---------------------

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


NOTE 3 - RELATED PARTY TRANSACTIONS. Effective October 1, 2001, the Company entered into a five-year employment agreement with its president which provides for a base salary of $191,000 annually, plus escalations of not less than 5% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax, payable, at his election, in cash or common stock of the Company at then fair market value. Effective October 1, 2006, the Company entered into a new five-year employment agreement with its president on essentially the same terms, except that the base salary is $244,000 per annum

Pursuant to previous employment agreements with the Company, the Company's president purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for notes receivable that were consolidated into a $306,000 note receivable. In 1998 the Company's two non-executive directors each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,000. Each of the three notes was non-recourse, secured by the respective shares, due on September 30, 2006, and bore interest at the Applicable Federal Rate. The Company reimbursed the president and the directors for interest expense related to the notes and indemnified them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $11,000 of both interest income and general and administrative expense related to the notes in 2005 and 2006. In 2006 the Company purchased the 155,544 shares of the Company's Common Stock from each of the non-executive directors for total cash proceeds to each of $39,000. The non-executive directors each used $26,000 cash from the transaction to retire the outstanding loans. Also in 2006 the Company's president retired the $306,000 note receivable with a cash payment of $306,000.

NOTE 4 - MAJOR CUSTOMERS. In 2006 and 2005 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 86% of oil and gas sales in 2006 and 95% of oil and gas sales in 2005. In 2006 the two customers individually accounted for 75% and 11% of oil and gas sales, and in 2005 the two customers individually accounted for 78% and 17% of oil and gas sales.

NOTE 5 - LEASES. The Company rented office space under a noncancellable operating lease that expired in April 2004 and that the Company renewed for five years ending April 30, 2009. At September 30, 2006, required future payments under the lease are $21,000 for the years ending September 30, 2007, and September 30, 2008, and $12,000 for the year ending September 30, 2009. In 2006 and 2005 the Company incurred rent expense of $21,000.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT (RR&D). The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured. The Company accounts for its remaining RR&D costs in accordance with SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2006 and 2005, the plugging and abandonment liability was not material to the financial statements.

NOTE 7 - SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Prices and costs in the tables below have been estimated using prices and costs in effect at the end of the years indicated. Prices are estimated net of estimated quality and transportation adjustments. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2006 AND 2005


I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                                                                             SEPTEMBER 30, 2006
                                                                            --------------------
Proved properties                                                           $            95,000
Accumulated depreciation, depletion, amortization, and valuation allowance              (95,000)
                                                                            --------------------
Net capitalized cost                                                        $                 -
                                                                            --------------------

II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                   OIL IN BARRELS   GAS IN MCFS
                                   -----------------------------
BALANCE AT SEPTEMBER 30, 2004             100,000       749,000
  Revisions of previous estimates          34,000       151,000
  Production                              (11,000)      (83,000)
                                   -----------------------------
BALANCE AT SEPTEMBER 30, 2005             123,000       817,000
  Sales of minerals in place             (120,000)     (798,000)
  Revisions of previous estimates               -             -
  Production                               (3,000)      (19,000)
                                   -----------------------------
BALANCE AT SEPTEMBER 30, 2006                   -             -
                                   -----------------------------


III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                         AT SEPTEMBER 30
                                                        2006         2005
                                                     ------------------------
Estimated future revenue                             $         -  14,236,000
Estimated future expenditures                                  -  (6,119,000)
                                                     ------------------------
Estimated future net revenue                                   -   8,117,000
10% annual discount of estimated future net revenue            -  (3,854,000)
                                                     ------------------------
Present value of estimated future net revenue        $         -   4,263,000
                                                     ------------------------

IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                    YEAR ENDED SEPTEMBER 30
                                                                      2006           2005
                                                                  ---------------------------
Present value of estimated future net revenue, beginning of year  $  4,263,000     1,975,000
Sales, net of production costs                                        (184,000)     (561,000)
Sales of minerals in place                                          (2,568,000)            -
Net change in prices and costs of future production                          -     2,095,000
Revisions of quantity estimates                                              -       974,000
Accretion of discount                                                        -       198,000
Change in production rates and other                                (1,511,000)     (418,000)
                                                                  ---------------------------
Present value of estimated future net revenue, end of year        $          -     4,263,000
                                                                  ---------------------------

                                  EXHIBIT INDEX

10 Summary of Employment Agreement between the Company and Steven H. Cardin, effective October 1, 2006
31   Rule 13a-14(a)/15d-14(a) Certifications
32   Section 1350 Certifications