Form 10QSB
period 2006-12-31
ALTEX INDUSTRIES INC
filed 2007-01-25
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                   For the transition period from     to    .
                                                  ---    ---

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
     ---------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                              84-0989164
   ----------------------------------    ----------------------------------
    (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)              Identification No.)


                    PO Box 1057  Breckenridge CO  80424-1057
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (303) 265-9312
               ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

     Number of shares outstanding of issuer's Common Stock as of January 22, 2007: 14,346,724

     Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                                                PART I
                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                          DECEMBER 31, 2006
                                             (UNAUDITED)

                                               ASSETS
                                               ------
CURRENT ASSETS
  Cash and cash equivalents                                                              $ 5,023,000
  Accounts receivable                                                                          5,000
  Deferred income tax asset                                                                   51,000
  Other                                                                                       18,000
                                                                                         ------------
      Total current assets                                                                 5,097,000
                                                                                         ------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                   95,000
  Other                                                                                       63,000
                                                                                         ------------
                                                                                             158,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance           (156,000)
                                                                                         ------------
      Net property and equipment                                                               2,000

OTHER ASSETS                                                                                  10,000

                                                                                         ------------
                                                                                         $ 5,109,000
                                                                                         ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                       $     3,000
  Accrued production costs                                                                     8,000
  Current income taxes payable                                                                 2,000
  Other accrued expenses                                                                     302,000
                                                                                         ------------
      Total current liabilities                                                              315,000
                                                                                         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                       --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,346,724 shares       144,000
  Additional paid-in capital                                                              14,061,000
  Accumulated deficit                                                                     (9,411,000)
                                                                                         ------------
                                                                                           4,794,000
                                                                                         ------------
                                                                                         $ 5,109,000
                                                                                         ============

     See accompanying notes to consolidated, condensed financial statements.

                           ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                                                                         Three Months Ended
                                                                            December 31
                                                                         2006         2005
                                                                     ------------------------
Revenue
  Oil and gas sales                                                  $     7,000      318,000
  Interest income                                                         63,000       25,000
  Gain on sale of assets                                                       -      206,000
                                                                     ------------------------
                                                                          70,000      549,000
                                                                     ------------------------

Costs and expenses
  Lease operating                                                          1,000      113,000
  Production taxes                                                         1,000       38,000
  General and administrative                                             121,000      143,000
  Depreciation, depletion, amortization, and valuation allowance           1,000        2,000
                                                                     ------------------------
                                                                         124,000      296,000
                                                                     ------------------------
Net earnings (loss)                                                  $   (54,000)     253,000
                                                                     ========================
Earnings (loss) per share                                            $    (0.004)       0.017
                                                                     ========================
Weighted average shares outstanding                                   14,346,724   14,877,117
                                                                     ========================

     See accompanying notes to consolidated, condensed financial statements.

                              ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOW
                                            (UNAUDITED)

                                                                      THREE MONTHS   THREE MONTHS
                                                                         ENDED           ENDED
                                                                      DECEMBER 31     DECEMBER 31
                                                                          2006           2005
                                                                     -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                $     (54,000)       253,000
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Gain on sale of assets                                                       -       (206,000)
    Depreciation, depletion, amortization, and valuation allowance           1,000          2,000
    Increase in accounts receivable                                              -        (11,000)
    (Increase) decrease in other current assets                             (3,000)         9,000
    Decrease in accounts payable                                           (18,000)        (7,000)
    Decrease in current income taxes payable                               (49,000)             -
    Increase (decrease) in accrued production costs                         (9,000)        28,000
    Increase in other accrued expenses                                      15,000         28,000
                                                                     -----------------------------
      Net cash provided by (used in) operating activities                 (117,000)        96,000
                                                                     -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets, net of selling expenses                          -        206,000
                                                                     -----------------------------
      Net cash provided by investing activities                                  -        206,000
                                                                     -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                     -----------------------------
      Net cash used in financing activities                                      -              -
                                                                     -----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (117,000)       302,000
                                                                     -----------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         5,140,000      2,281,000
                                                                     -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   5,023,000      2,583,000
                                                                     =============================

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2006 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                               FINANCIAL CONDITION

During the three months ended December 31, 2005 ("Q1FY06") AOC sold its non-operated working interests in three producing oil and gas wells for proceeds, net of selling expenses, of $206,000. During the remainder of fiscal 2006 ("FY06"), AOC sold substantially all of its remaining non-operated working interests in producing oil and gas wells in Wyoming, all of its operated working interests in producing oil and gas wells, all of its overriding royalty interests in then producing oil and gas wells in Wyoming, and its interest in an application for leases under the Combined Hydrocarbon Leasing Act of 1981 in the Tar Sands Triangle Area of Utah for $2,387,000 cash, net of selling expenses. The Company intends to invest the proceeds of the sales either in interests in oil and gas properties or otherwise. There can be no assurance as to if and when any such investment will be made. AOC retains small working and overriding royalty interests in producing oil and gas wells in Utah and Wyoming.

Cash balances declined $117,000 from $5,140,000 at September 30, 2006, to $5,023,000 at December 31, 2006, because the company used $117,000 cash in operating activities during the three months ended December 31, 2006 ("Q1FY07"). Current income taxes payable declined from $51,000 at September 30, 2006, to $2,000 at December 31, 2006, because the Company paid $49,000 in income taxes during Q1FY07. Accrued production costs at December 31, 2006, consist principally of accrued production tax liabilities related to oil and gas sales recognized during FY06. Included in other accrued expenses of $287,000 at September 30, 2006, and $302,000 at December 30, 2006, is an accrued bonus payable to the Company's president, pursuant to his employment agreement, of $251,000.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a decline from the current level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At January 22, 2007, the Company had no material commitments for capital expenditures.

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

                              RESULTS OF OPERATIONS

The sales of AOC's interests in producing oil and gas properties caused oil and gas sales to decline from $318,000 in Q1FY06 to $7,000 in Q1FY07. The increase in cash balances resulting from the sales of AOC's interests, together with higher interest rates, caused interest income to increase from $25,000 in Q1FY06 to $63,000 in Q1FY07. During Q1FY06 the Company recognized a gain of $206,000 on the sale of AOC's non-operated working interests in three producing oil and gas wells.

The sales of AOC's interests in producing oil and gas properties caused lease operating expense to decline from $113,000 in Q1FY06 to $1,000 in Q1FY07. The sales of AOC's interests in producing oil and gas properties caused production taxes to decline from $38,000 in Q1FY06 to $1,000 in Q1FY07. Pursuant to his employment agreement, the Company's president is to receive a bonus equal to no less than 10% of earnings before tax. Accordingly, the Company recorded accrued bonus expense of $28,000 during Q1FY06. Excluding accrued bonus expense, general and administrative expense increased from $115,000 in Q1FY06 to $121,000 in Q1FY07 principally because of increased legal fees.

Net earnings decreased from $253,000 in Q1FY06 to a net loss of $54,000 in Q1FY07. The Company's revenue currently consists almost entirely of interest earned on cash balances. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

                         LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by operating activities decreased from $96,000 in Q1FY06 to net cash used in operating activities of $117,000 in Q1FY07 principally because (1) net earnings exclusive of gain on sale of assets declined from $47,000 in Q1FY06 to a net loss of $54,000 in Q1FY07 and (2) the Company paid $49,000 in income taxes during Q1FY07.

Investing Activities. In Q1FY06 the Company received proceeds from the sale of assets, net of selling expenses, of $206,000.

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

                             ALTEX INDUSTRIES, INC.

Date: January 24, 2007                  By: /s/ STEVEN H. CARDIN
                                        ----------------------------------------
                                        Steven H. Cardin
                                        Chief Executive Officer and Principal
                                        Financial Officer

                                 EXHIBIT INDEX

31.     Rule 13a-14(a)/15d-14(a) Certifications
32.     Section 1350 Certifications