Form 10QSB
period 2007-06-30
ALTEX INDUSTRIES INC
filed 2007-08-03
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                       For the transition period from to.

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
      ---------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Delaware                            84-0989164
      ----------------------------------    -------------------------------
       (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)             Identification No.)

                    PO Box 1057  Breckenridge CO  80424-1057
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

     Number of shares outstanding of issuer's Common Stock as of August 1, 2007:
14,287,524

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                            JUNE 30, 2007
                                             (UNAUDITED)

                                                ASSETS
                                                ------
CURRENT ASSETS
  Cash and cash equivalents                                                              $ 4,901,000
  Accounts receivable                                                                          5,000
  Deferred income tax asset                                                                   52,000
  Other                                                                                       18,000
                                                                                         ------------
    Total current assets                                                                   4,976,000
                                                                                         ------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                   95,000
  Other                                                                                       69,000
                                                                                         ------------
                                                                                             164,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance           (158,000)
                                                                                         ------------
    Net property and equipment                                                                 6,000

OTHER ASSETS                                                                                   8,000

                                                                                         ------------
                                                                                         $ 4,990,000
                                                                                         ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                       $     2,000
  Other accrued expenses                                                                     293,000
                                                                                         ------------
    Total current liabilities                                                                295,000
                                                                                         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                       --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,346,724 shares       143,000
  Additional paid-in capital                                                              14,061,000
  Accumulated deficit                                                                     (9,494,000)
  Treasury shares, at cost, 59,200 shares                                                    (15,000)
                                                                                         ------------
                                                                                           4,695,000
                                                                                         ------------
                                                                                         $ 4,990,000
                                                                                         ============

     See accompanying notes to consolidated, condensed financial statements.

                                       ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (UNAUDITED)

                                                                      Three Months Ended         Nine Months Ended
                                                                            June 30                  June 30
                                                                       2007         2006         2007         2006
                                                                   -------------------------  -----------------------
Revenue
  Oil and gas sales                                                $     6,000        3,000       16,000      333,000
  Interest income                                                       62,000       59,000      187,000      134,000
  Other income                                                           4,000       22,000        2,000       29,000
  Gain on sale of assets                                                     -            -            -    2,530,000
                                                                   -------------------------  -----------------------
                                                                        72,000       84,000      205,000    3,026,000
                                                                   -------------------------  -----------------------
Costs and expenses
  Lease operating                                                            -        1,000        2,000      114,000
  Production taxes                                                       1,000            -        2,000       39,000
  General and administrative                                           102,000       97,000      336,000      581,000
  Depreciation, depletion, amortization, and valuation allowance             -        1,000        2,000        5,000
                                                                   -------------------------  -----------------------
                                                                       103,000       99,000      342,000      739,000
                                                                   -------------------------  -----------------------
Net earnings (loss)                                                $   (31,000)     (15,000)    (137,000)   2,287,000
                                                                   =========================  =======================
Earnings (loss) per share                                          $    (0.002)      (0.001)      (0.010)       0.154
                                                                   =========================  =======================
Weighted average shares outstanding                                 14,336,315   14,814,407   14,343,254   14,856,214
                                                                   =========================  =======================

     See accompanying notes to consolidated, condensed financial statements.

                             ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOW
                                           (UNAUDITED)

                                                                      NINE MONTHS    NINE MONTHS
                                                                         ENDED          ENDED
                                                                        JUNE 30        JUNE 30
                                                                         2007           2006
                                                                     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                $   (137,000)  $  2,287,000
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities
    Gain on sale of assets                                                      -     (2,530,000)
    Increase in deferred income tax asset                                  (1,000)             -
    Depreciation, depletion, amortization, and valuation allowance          2,000          5,000
    Decrease in accounts receivable                                             -        144,000
    (Increase) decrease in other current assets                            (3,000)         5,000
    Decrease in other assets                                                2,000          3,000
    Decrease in accounts payable                                          (19,000)        (9,000)
    Decrease in income taxes payable                                      (51,000)             -
    Decrease in accrued production costs                                  (17,000)       (31,000)
    Increase in other accrued expenses                                      6,000        204,000
                                                                     ----------------------------
      Net cash provided by operating activities                          (218,000)        78,000
                                                                     ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets, net of selling expenses                         -      2,568,000
  Other additions to property and equipment                                (6,000)             -
                                                                     ----------------------------
    Net cash provided by (used in) investing activities                    (6,000)     2,568,000
                                                                     ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury shares                                          (15,000)       (32,000)
                                                                     ----------------------------
    Net cash used in financing activities                                 (15,000)       (32,000)
                                                                     ----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (239,000)     2,614,000
                                                                     ----------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        5,140,000      2,281,000
                                                                     ----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  4,901,000   $  4,895,000
                                                                     ============================

     See accompanying notes to consolidated, condensed financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2006 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

Cash balances declined $239,000 from $5,140,000 at September 30, 2006, to $4,901,000 at June 30, 2007, because, during the nine months ended June 30, 2007, the company used $218,000 cash in operating activities, expended $6,000 cash on information technology, and acquired 59,200 shares of its Common Stock for $15,000. Current income taxes payable declined from $51,000 at September 30, 2006, to nil at June 30, 2007, because the Company paid $51,000 in income taxes during the nine months ended June 30, 2007. Accrued production costs at September 30, 2006, consisted principally of accrued production tax liabilities related to oil and gas sales recognized during FY06. Included in other accrued expenses of $287,000 at September 30, 2006, and $293,000 at June 30, 2007, is an accrued bonus payable to the Company's president, pursuant to his employment agreement (see below), of $248,000.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a decline from the current level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At August 1, 2007, the Company had no material commitments for capital expenditures.

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

RESULTS OF OPERATIONS

The sales of AOC's interests in producing oil and gas properties caused oil and gas sales to decline from $318,000 in Q1FY06 to $7,000 in Q1FY07 and, therefore, from $333,000 in the nine months ended June 30, 2006, to $16,000 in the nine months ended June 30, 2007. The increase in cash balances resulting from the sales of AOC's interests caused interest income to increase from $134,000 in the nine months ended June 30, 2006, to $187,000 in the nine months ended June 30, 2007. In Q1FY06 the Company recognized a gain of $206,000 on the sale of AOC's non-operated working interests in three producing oil and gas wells. In Q2FY06 the Company recognized a gain of $2,324,000 on the sale of AOC's remaining non-operated working interests in producing oil and gas wells in Wyoming, all of its operated working interests in producing oil and gas wells, and all of its overriding royalty interests in then producing oil and gas wells in Wyoming.

The sales of AOC's interests in producing oil and gas properties caused lease operating expense to decline from $113,000 in Q1FY06 to $1,000 in Q1FY07 and, therefore, from $114,000 in the nine months ended June 30, 2006, to $2,000 in the nine months ended June 30, 2007. The sales of AOC's interests in producing oil and gas properties caused production taxes to decline from $38,000 in Q1FY06 to $1,000 in Q1FY07 and, therefore, from $39,000 in the nine months ended June 30, 2006, to $2,000 in the nine months ended June 30, 2007. Pursuant to his employment agreement, the Company's president is to receive a bonus equal to no less than 10% of earnings before tax. The Company recorded accrued bonus expense of $28,000 during Q1FY06 and $228,000 during Q2FY06, and reduced accrued bonus expense by $8,000 during Q3FY06. Excluding accrued bonus expense, general and administrative expense was $333,000 in the nine months ended June 30, 2006, and $336,000 in the nine months ended June 30, 2007.

Net loss increased from $15,000 in Q3FY06 to $31,000 in Q3FY07 because other income, which consists of various miscellaneous items, decreased from $22,000 in Q3FY06 to $4,000 in Q3FY07. Net earnings of $2,287,000 in the nine months ended June 30, 2006, declined to a net loss of $137,000 in the nine months ended June 30, 2007.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by operating activities in the nine months ended June 30, 2006, included a decrease in accounts receivable of $144,000, which resulted from the collection of oil and gas sales recognized in Q1FY06. As oil and gas sales in Q1FY07 were substantially reduced due to asset sales, there was no similar receivable to collect. Consequently, net cash provided by operating activities declined from $78,000 in the nine months ended June 30, 2006, to net cash used in operating activities of $218,000 in the nine months ended June 30, 2007.

Investing Activities. In the nine months ended June 30, 2006, the Company received proceeds from the sale of assets, net of selling expenses, of $2,568,000, and, in the nine months ended June 30, 2007, the Company expended $6,000 on information technology.

Financing Activities. The Company acquired 114,133 shares of its Common Stock for $32,000 in the nine months ended June 30, 2006. The Company acquired 59,200 shares of its common Stock for $15,000 in the nine months ended June 30, 2007.

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

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

                Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

---------------------------------------------------------------------------------------------------------------------
                           (a)            (b)                   (c)                              (d)
                       Total Number     Average      Total Number of Shares (or           Maximum Number (or
                      of Shares (or    Price Paid   Units) Purchased as Part of      Approximate Dollar Value) of
      Period              Units)       Per Share    Publicly Announced Plans or   Shares (or Units) that May Yet Be
                        Purchased      (or Unit)              Programs               Purchased Under the Plans or
                                                                                               Programs
--------------------  --------------  ------------  ----------------------------  -----------------------------------
   April 1, 2007
     through
   April 30, 2007                   -             -                             -                                   -
--------------------  --------------  ------------  ----------------------------  -----------------------------------
   May 1, 2007
     through
   May 31, 2007                     -             -                             -                                   -
--------------------  --------------  ------------  ----------------------------  -----------------------------------
   June 1, 2007
     through
   June 30, 2007               59,200  $       0.25                             -                                   -
---------------------------------------------------------------------------------------------------------------------

The Company has no publicly announced plan or program for the purchase of shares. In June 2007 the Company purchased 59,200 shares other than through a publicly announced plan or program in open-market transactions.

ITEM 6. EXHIBITS

31.  Rule 13a-14(a)/15d-14(a) Certifications
32.  Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:   August 1, 2007                  By:  /s/ STEVEN H. CARDIN
                                        ----------------------------------------
                                        Steven H. Cardin
                                        Chief Executive Officer and Principal
                                        Financial Officer

                                  EXHIBIT INDEX

31.  Rule 13a-14(a)/15d-14(a) Certifications
32.  Section 1350 Certifications