Form 10KSB
period 2007-09-30
ALTEX INDUSTRIES INC
filed 2007-12-04
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the fiscal year ended September 30, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                       For the transition period from      to     .
                                                      ----    ----

                          Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                Delaware                               84-0989164
--------------------------------------    --------------------------------------
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

      POB 1057 Breckenridge, CO                        80424-1057
--------------------------------------    --------------------------------------
        (Address of Principal                          (Zip Code)
          Executive Offices)

                 Issuer's Telephone Number       (303) 265-9312
                                               ------------------

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

           Issuer's revenue for its most recent fiscal year: $263,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 2, 2007: $1,624,000

  Number of shares outstanding of issuer's Common Stock as of December 2, 2007:
                                   14,220,217

          Transitional Small Business Disclosure Format: Yes [ ]  No [X]

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

ITEM 2.     DESCRIPTION OF PROPERTY.

WELLS AND ACREAGE: At December 2, 2007, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At December 2, 2007, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. All of the Company's production is located in Utah and Wyoming. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

                                   Production

---------------------------------------------------------------------------
                Net Production     Average Price       Average Production
-----------  ------------------  -------------------        Cost Per
               Oil        Gas       Oil        Gas         Equivalent
Fiscal Year   (Bbls)     (Mcf)     (Bbls)     (Mcf)      Barrel ("BOE")
-----------  --------  --------  --------  ---------  ---------------------
    2007*          --     3,000        NA  $    7.00  $                6.00
-----------  --------  --------  --------  ---------  ---------------------
    2006        3,000    19,000  $  44.67      10.79                  19.17
-----------  --------  --------  --------  ---------  ---------------------
    2005       11,000    83,000     49.00       5.22                  11.72
---------------------------------------------------------------------------

*Actual figures for FY07 are: Net oil production, 149 barrels. Net oil sales, $7,970. Average realized price, $53.57 per barrel. Net gas production, 2,195 Mcf. Net gas sales, $10,277. Average realized price, $4.68 per Mcf. Net plant products, 2,398 gallons. Net plant product sales, $2,960. Average realized price, $1.23 per gallon.

DRILLING ACTIVITY: The Company did not participate in the drilling of any wells during fiscal 2005 ("FY05"), fiscal 2006 ("FY06"), or fiscal 2007 ("FY07").

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

-------------------------------------------------
                 FY07                FY06
-------  -------------------  -------------------
Quarter   High Bid   Low Bid   High Bid   Low Bid
-------  ---------  --------  ---------  --------
   1     $    0.25  $   0.20  $    0.26  $   0.14
-------  ---------  --------  ---------  --------
   2          0.25      0.22       0.26      0.20
-------  ---------  --------  ---------  --------
   3          0.26      0.22       0.32      0.17
-------  ---------  --------  ---------  --------
   4          0.25      0.21       0.27      0.22
-------------------------------------------------

At December 2, 2007, there were approximately 4,100 holders of record of the Company's Common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

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

Cash balances decreased $543,000 during FY07. Expenditures of $333,000 decreased current liabilities: Accounts payable decreased $14,000 from $21,000 to $7,000; accrued production costs decreased from $17,000 to nil; current income taxes payable decreased from $51,000 to nil; and $251,000 cash was used to pay the president's accrued bonus, pursuant to his employment agreement (See Item 10). In addition, net loss, exclusive of non-cash charges, was $193,000; $15,000 cash was used to purchase 59,200 shares of treasury stock; and $6,000 cash was used to purchase IT equipment. At September 30, 2006, the Company recognized a deferred tax asset in the amount of $51,000. At September 30, 2007, the Company reclassified the deferred tax asset to other receivable, and other current assets therefore increased from $15,000 at September 30, 2006, to $65,000 at September 30, 2007. The Company reclassified the deferred income tax asset to other receivable because the Company expects a refund as the result of the carryback to FY06 of the FY07 net operating loss. At September 30, 2006, accrued production costs of $17,000 consisted almost entirely of accrued production taxes relating to oil and gas sales that occurred during the first quarter of FY06.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a decline from the current level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 2, 2007, the Company had no material commitments for capital expenditures.

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

                                    LIQUIDITY

OPERATING ACTIVITIES. In FY06 net cash provided by operating activities was $42,000, and in FY07 net cash used in operating activities was $522,000.

INVESTING ACTIVITIES. In FY06 the Company received $2,593,000 in proceeds from the sale of assets, and in FY07 the Company expended $6,000 on IT equipment.

FINANCING ACTIVITIES. In FY06 the Company expended $135,000 to acquire 530,393 shares of treasury stock and received $359,000 in payments on notes receivable from stockholders (See Item 10). In FY07 the Company expended $15,000 to acquire 59,200 shares of treasury stock.

                              RESULTS OF OPERATIONS

Oil and gas sales decreased from $339,000 in FY06 to $21,000 in FY07 because of the sales by AOC during FY06 of producing oil and gas properties. Interest income increased from $197,000 in FY06 to $243,000 in FY07 because of higher average cash balances. Other income (expense), which consists of various miscellaneous items, decreased from $33,000 in FY06 to negative $1,000 in FY07. The sales by AOC during FY06 of oil and gas properties resulted in a gain on sale of assets of $2,555,000.

Lease operating expense ("LOE") declined from $115,000 in FY06 to $3,000 in FY07 because of the sales by AOC during FY06 of interests in producing oil and gas properties. Production taxes declined from $40,000 in FY06 to $2,000 in FY07 because of the sales by AOC during FY06 of interests in producing oil and gas properties. Included in general and administrative expense ("G&A") in FY06 is accrued bonus payable to the Company's president pursuant to his employment agreement of $251,000 (See Item 10). Excluding accrued bonus expense, G&A was $451,000 in both FY06 and FY07. Gain on sale of assets of $2,555,000 in FY06 resulted in net earnings in FY06 of $2,260,000. The absence of material revenue other than interest on cash balances in FY07 resulted in a net loss of $197,000 in FY07.

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

ITEM 8B.    OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Mr. Steven H. Cardin, 56, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 56 , a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 51, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

The Board of Directors has a separately-designated standing Audit Committee which is comprised of Messrs. Fante and Chernow. The Board of Directors has determined that the Company has at least one Audit Committee Financial Expert serving on its Audit Committee: Mr. Fante is an Audit Committee Financial Expert, and he is independent, as that term is defined by NASDAQ.

Messrs. Chernow's, Cardin's, and Fante's terms as Directors continue until their successors are duly elected and qualified. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------
Name and Principal Position  Year   Salary    Bonus      All Other      Total
                                     ($)       ($)     Compensation*     ($)
                                                            ($)
---------------------------  ----  --------  --------  --------------  --------
Steven H. Cardin, CEO        2007   244,335         -               -   244,335
---------------------------  ----  --------  --------  --------------  --------
Steven H. Cardin, CEO        2006   232,700   251,171           9,059   492,930
-------------------------------------------------------------------------------

*Pursuant to his Employment Agreement (see below), Mr. Cardin paid $9,059 in interest to the Company in FY06, and the Company reimbursed him for those payments.

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

                              DIRECTOR COMPENSATION

--------------------------------------------------------------
    Name            Fees Earned or     All Other        Total
                     Paid in Cash    Compensation*       ($)
                          ($)             ($)
------------------  ---------------  --------------  ---------
Jeffrey S. Chernow           12,000             278     12,278
------------------  ---------------  --------------  ---------
Stephen F. Fante             12,000                     12,000
--------------------------------------------------------------

*In FY07 the Company reimbursed Mr. Chernow for income tax due as a result of the Company's reimbursement to Mr. Chernow in FY06 of interest payments he had made to the Company in FY06 on his note then due to the Company (see below).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning each person who, as of December 2, 2007, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and information regarding Common

Stock of the Company beneficially owned, as of December 2, 2007, by all Directors and executive officers and by all Directors and executive officers as a group.

---------------------------------------------------------------------------------------------
         Name and Address of Beneficial Owner               Shares of Common Stock   Percent
                                                              Beneficially Owned    of Class
----------------------------------------------------------  ----------------------  ---------
Steven H. Cardin (Director and Executive Officer)POB
1057 Breckenridge CO 80424-1057                                          7,233,866     50.63%
----------------------------------------------------------  ----------------------  ---------
All Directors and Executive Officers as a Group (1 Person)               7,233,866     50.63%
---------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

ITEM 13.    EXHIBITS

3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985
      Proxy Statement
10 Summary of Employment Agreement between the Company and Steven H. Cardin - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 2006
14 Code of Ethics - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 2003
21 List of subsidiaries - Incorporated herein by reference to Form 10-KSB for fiscal year ended September 30, 1997
31    Rule 13a-14(a)/15d-14(a) Certifications
32    Section 1350 Certifications

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. Billed for FY07: $9,000. Billed for FY06: $9,000.

AUDIT-RELATED FEES. None.

TAX FEES. None.

ALL OTHER FEES. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company's Audit Committee. During FY07 and FY06 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company's principal accountant.

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

                                       Date: December 2, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ STEVEN H. CARDIN
                                       -----------------------------------------
                                       By: Steven H. Cardin, Director, Principal
                                           Executive Officer, Principal
                                           Financial Officer, and Principal
                                           Accounting Officer

                                       Date: December 2, 2007

                                       /s/ STEPHEN F. FANTE
                                       -----------------------------------------
                                       By: Stephen F. Fante, Director

                                       Date: December 2, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTEX INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altex Industries, Inc. and subsidiary as of September 30, 2007, and the consolidated results of its operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
November 27, 2007

                                                          /s/ Comiskey & Company
                                                        PROFESSIONAL CORPORATION

                             ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEET
                                       SEPTEMBER 30, 2007

                                             ASSETS
                                             -------

CURRENT ASSETS
  Cash and cash equivalents                                                        $ 4,597,000
  Accounts receivable                                                                    4,000
  Other                                                                                 65,000
                                                                                   ------------
    Total current assets                                                             4,666,000
                                                                                   ------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method) (Notes 6 and 7)             95,000
  Other                                                                                 69,000
                                                                                   ------------
                                                                                       164,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance     (159,000)
                                                                                   ------------
    Net property and equipment                                                           5,000

OTHER ASSETS                                                                             8,000

                                                                                   ------------
                                                                                   $ 4,679,000
                                                                                   ------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                 $     7,000
  Other accrued expenses                                                                36,000
                                                                                   ------------
    Total current liabilities                                                           43,000
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                 --
  Common stock, $.01 par value. Authorized 50,000,000 shares, 14,287,524
    shares issued and outstanding                                                      143,000
  Additional paid-in capital                                                        14,047,000
  Accumulated deficit                                                               (9,554,000)
                                                                                   ------------
                                                                                     4,636,000
                                                                                   ------------
                                                                                   $ 4,679,000
                                                                                   ------------

          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 2007 AND 2006

                                                2007         2006
                                            -------------------------

REVENUE
  Oil and gas sales                         $    21,000      339,000
  Interest (Note 3)                             243,000      197,000
  Other income (expense)                         (1,000)      33,000
  Gain on sale of assets                              -    2,555,000
                                            -------------------------
                                                263,000    3,124,000
                                            -------------------------
COSTS AND EXPENSES
  Lease operating                                 3,000      115,000
  Production taxes                                2,000       40,000
  General and administrative (Note 3)           451,000      702,000
  Depreciation, depletion, and amortization       4,000        7,000
                                            -------------------------
                                                460,000      864,000
                                            -------------------------
NET EARNINGS (LOSS) BEFORE INCOME TAXES        (197,000)   2,260,000
                                            -------------------------

INCOME TAX BENEFIT (EXPENSE)
  Current                                        51,000      (51,000)
  Deferred                                      (51,000)      51,000
                                            -------------------------
                                                      -            -

NET INCOME (LOSS)                           $  (197,000)   2,260,000
                                            -------------------------

EARNINGS (LOSS) PER SHARE OF COMMON STOCK   $     (0.01)        0.15
                                            -------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING          14,329,207   14,809,857
                                            -------------------------

          See accompanying notes to consolidated financial statements.

                                               ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED SEPTEMBER 30, 2007 AND 2006

                                           COMMON STOCK                                                NOTES
                                                              ADDITIONAL                             RECEIVABLE         TOTAL
                                                                PAID-IN    ACCUMULATED   TREASURY       FROM        STOCKHOLDERS'
                                        SHARES      AMOUNT      CAPITAL      DEFICIT       STOCK    SHAREHOLDERS       EQUITY
                                      --------------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 2005        14,877,117    149,000   14,191,000   (11,617,000)                 (359,000)       2,364,000
Net earnings                                                                 2,260,000                                  2,260,000
Acquisition of treasury stock,
  530,393 shares at $0.255 per share                                                     (135,000)                       (135,000)
Retirement of treasury stock            (530,393)    (5,000)    (130,000)                 135,000
Payments received on notes
  receivable from stockholders                                                                           359,000          359,000
                                      --------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2006        14,346,724   $144,000   14,061,000    (9,357,000)                            $    4,848,000
                                      --------------------------------------------------------------------------------------------
Net loss                                                                      (197,000)                                  (197,000)
Acquisition of treasury stock,
  59,200 shares at $0.254 per share                                                       (15,000)                        (15,000)
Retirement of treasury stock             (59,200)    (1,000)     (14,000)                  15,000
                                      --------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2007        14,287,524   $143,000   14,047,000    (9,554,000)                            $    4,636,000
                                      --------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                       ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED SEPTEMBER 30, 2007 AND 2006

                                                             2007          2006
                                                          -------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net earnings (loss)                                     $ (197,000)  $ 2,260,000
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities
    Gain on sale of assets                                         -    (2,555,000)
    Deferred income taxes                                     51,000       (51,000)
    Depreciation, depletion, and amortization                  4,000         7,000
    Decrease in accounts receivable                            1,000       144,000
    (Increase) decrease in other current assets              (50,000)        4,000
    Decrease in other assets                                   2,000         3,000
    Increase (decrease) in accounts payable                  (14,000)        5,000
    Increase (decrease) in current income taxes payable      (51,000)       51,000
    Decrease in accrued production costs                     (17,000)      (34,000)
    Increase (decrease) in other accrued expenses           (251,000)      208,000
                                                          -------------------------
      Net cash provided by (used in) operating activities   (522,000)       42,000
                                                          -------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Proceeds from sale of assets, net of selling expenses            -     2,593,000
  Additions to other property and equipment                   (6,000)            -
                                                          -------------------------
                                                              (6,000)    2,593,000
                                                          -------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Acquisition of treasury stock                              (15,000)     (135,000)
  Payments received on notes receivable from stockholders          -       359,000
                                                          -------------------------
                                                             (15,000)      224,000
                                                          -------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (543,000)    2,859,000
                                                          -------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             5,140,000     2,281,000
                                                          -------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $4,597,000   $ 5,140,000
                                                          -------------------------

          See accompanying notes to consolidated financial statements.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

NATURE OF OPERATIONS: Altex Industries, Inc., through its wholly-owned subsidiary, jointly referred to as "the Company," owns interests, including working interests, in productive oil and gas properties located in Utah and Wyoming. The Company's revenues are generated primarily from interest income from cash deposits and, to a lesser degree, from sales of oil and gas production and sales of oil and gas properties. The Company's operations are significantly affected by changes in interest rates.

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

PROPERTY AND EQUIPMENT: The Company follows the successful efforts method of accounting for oil and gas operations, under which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and to equip exploratory wells that find proved reserves, and to drill and to equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units-of-product-ion method based on estimated quantities of proved reserves and estimated RR&D (Note 6). Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, and valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Actual RR&D expense in excess of estimated RR&D expense is charged to operations.

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

REVENUE RECOGNITION: Substantially all of the Company's revenue is from interest income and sales of oil and gas production. Interest income is recognized when earned. Revenue from oil and gas production is recognized based on sales or delivery date.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN 48) effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes." FIN 48 provides a recognition threshold and measurement guidance for the financial statement recognition of a tax position taken or expected to be taken in a tax return. The Company is currently reviewing FIN 48 and is not certain as to its impact, if any, on the financial statements.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS 157) effective for fiscal years beginning after November 15, 2007. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The adoption of this statement is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

NOTE 2 - INCOME TAXES. At September 30, 2007, the Company had a depletion carryfor-ward of $860,000 and a net operating loss carryforward of $271,000, which, if not utilized, will expire in 2027. The approximate tax effect of each type of temporary difference and carryfor-ward that gives rise to a significant portion of deferred tax assets at September 30, 2007, computed in accordance with SFAS No. 109, is as follows:

DEFERRED TAX ASSETS
  Depletion carryforward           $ 301,000
  Net operating loss carryforward     95,000
                                   ----------
TOTAL NET DEFERRED TAX ASSETS        396,000
  Less valuation allowance          (396,000)
                                   ----------
NET DEFERRED TAX ASSET             $       -
                                   ----------

A valuation allowance has been provided because of the uncertainty of future realization.

Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                              2007       2006
                                                           ---------------------

Tax expense (benefit) at 35% of net earnings               $(68,000)  $ 791,000
State income tax, net of federal benefit                          -       2,000
Change in valuation allowance for net deferred tax assets    58,000    (805,000)
Other                                                        10,000      12,000
                                                           ---------------------
Income tax expense                                         $      -   $       -
                                                           ---------------------

NOTE 3 - RELATED PARTY TRANSACTIONS. Effective October 1, 2001, the Company entered into a five-year employment agreement with its president which provides for a base salary of $191,000 annually, plus escalations of not less than 5% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax, payable, at his election, in cash or common stock of the Company at then fair

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006

market value. Effective October 1, 2006, the Company entered into a new five-year employment agreement with its president on essentially the same terms, except that the base salary is $244,000 per annum

Pursuant to previous employment agreements with the Company, the Company's president purchased from the Company 2,383,615 shares of the Company's common stock at a price of $.09375 per share and 1,376,249 shares at a price of $0.06 per share in exchange for notes receivable that were consolidated into a $306,000 note receivable. In 1998 the Company's two non-executive directors each purchased 155,544 shares of the Company's common stock from the Company at a price of $0.17 per share in exchange for notes receivable from each of $26,000. Each of the three notes was non-recourse, secured by the respective shares, due on September 30, 2006, and bore interest at the Applicable Federal Rate. The Company reimbursed the president and the directors for interest expense related to the notes and indemnified them against additional tax due as a result of such reimbursement and indemnification. The Company recognized $11,000 of both interest income and general and administrative expense related to the notes in 2006. In 2006 the Company purchased the 155,544 shares of the Company's Common Stock from each of the non-executive directors for total cash proceeds to each of $39,000. The non-executive directors each used $26,000 cash from the transaction to retire the outstanding loans. Also in 2006 the Company's president retired the $306,000 note receivable with a cash payment of $306,000.

NOTE 4 - MAJOR CUSTOMERS. In 2007 the Company had four customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 78% of oil and gas sales. In 2007 the four customers individually accounted for 41%, 16%, 11% and 10% of oil and gas sales. In 2006 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 86% of oil and gas sales. In 2006 the two customers individually accounted for 75% and 11% of oil and gas sales.

NOTE 5 - LEASES. The Company rented office space under a noncancellable operating lease that expired in April 2004 and that the Company renewed for five years ending April 30, 2009. At September 30, 2006, required future payments under the lease are $21,000 for the year ending September 30, 2008, and $12,000 for the year ending September 30, 2009. In 2007 and 2006 the Company incurred rent expense of $21,000.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT (RR&D). The Company is completing the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming. The Company has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After its bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured. The Company accounts for its remaining RR&D costs in accordance with SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2007 and 2006, the plugging and abandonment liability was not material to the financial statements.

NOTE 7 - SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Prices and costs in the tables below have been estimated using prices and costs in effect at the end of the years indicated. Prices are estimated net of estimated quality and transportation adjustments. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryfor-wards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006

I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                                             September 30, 2007
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
                                                                            --------------------

II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                  Oil in Barrels   Gas in Mcfs
                                  -----------------------------

Balance at September 30, 2005            123,000       817,000
  Sales of minerals in place            (120,000)     (798,000)
  Revisions of previous estimates              -             -
  Production                              (3,000)      (19,000)
                                  -----------------------------
Balance at September 30, 2006                  -             -
                                  -----------------------------
Balance at September 30, 2007                  -             -
                                  -----------------------------

III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                      At September 30
                                                       2007      2006
                                                     ------------------
Estimated future revenue                             $       -        -
Estimated future expenditures                                -        -
                                                     ------------------
Estimated future net revenue                                 -        -
10% annual discount of estimated future net revenue          -        -
                                                     ------------------
Present value of estimated future net revenue        $       -        -
                                                     ------------------

IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                   Year ended September 30
                                                                  ---------------------------
                                                                      2007           2006

Present value of estimated future net revenue, beginning of year  $           -    4,263,000
Sales, net of production costs                                                -     (184,000)
Sales of minerals in place                                                    -   (2,568,000)
Net change in prices and costs of future production                           -            -
Revisions of quantity estimates                                               -            -
Accretion of discount                                                         -            -
Change in production rates and other                                          -   (1,511,000)
                                                                  ---------------------------
Present value of estimated future net revenue, end of year        $           -            -
                                                                  ---------------------------

                                  EXHIBIT INDEX

31     Rule  13a-14(a)/15d-14(a)  Certifications
32     Section  1350  Certifications