Form 10QSB
period 2007-12-31
ALTEX INDUSTRIES INC
filed 2008-02-11
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                       For the transition period from to.

                         Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                           --------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


               Delaware                                 84-0989164
              ----------                               ------------
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

     Number of shares outstanding of issuer's Common Stock as of February 6, 2008: 14,220,217

     Transitional Small Business Disclosure Format. Yes [ ] No [ X ]

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                         DECEMBER 31, 2007
                                            (UNAUDITED)

                                              ASSETS
                                              ------
CURRENT ASSETS
  Cash and cash equivalents                                                              $ 4,521,000
  Accounts receivable                                                                          5,000
  Other                                                                                       62,000
                                                                                         ------------
    Total current assets                                                                   4,588,000
                                                                                         ------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                   91,000
  Other                                                                                       35,000
                                                                                         ------------
                                                                                             126,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance           (120,000)
                                                                                         ------------
    Net property and equipment                                                                 6,000

OTHER ASSETS                                                                                   8,000

                                                                                         ------------
                                                                                         $ 4,602,000
                                                                                         ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                       $     8,000
  Other accrued expenses                                                                      28,000
                                                                                         ------------
    Total current liabilities                                                                 36,000
                                                                                         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                       --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,287,524 shares       143,000
  Additional paid-in capital                                                              14,047,000
  Accumulated deficit                                                                     (9,608,000)
  Treasury shares, at cost, 67,307 shares                                                    (16,000)
                                                                                         ------------
                                                                                           4,566,000
                                                                                         ------------
                                                                                         $ 4,602,000
                                                                                         ============

    See accompanying notes to consolidated, condensed financial statements.

                             ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)

                                                                       Three Months Ended
                                                                          December 31
                                                                          2007         2006
                                                                   -------------------------
Revenue
  Oil and gas sales                                                $     5,000        7,000
  Interest income                                                       47,000       63,000
                                                                   -------------------------
                                                                        52,000       70,000
                                                                   -------------------------
Costs and expenses
  Lease operating                                                            -        1,000
  Production taxes                                                           -        1,000
  General and administrative                                           105,000      121,000
  Depreciation, depletion, amortization, and valuation allowance         1,000        1,000
                                                                   -------------------------
                                                                       106,000      124,000
                                                                   -------------------------
Net loss                                                           $   (54,000)     (54,000)
                                                                   =========================
Loss per share                                                     $    (0.004)      (0.004)
                                                                   =========================
Weighted average shares outstanding                                 14,242,897   14,346,724
                                                                   =========================

    See accompanying notes to consolidated, condensed financial statements.

                              ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOW
                                            (UNAUDITED)

                                                                     THREE MONTHS    THREE MONTHS
                                                                         ENDED           ENDED
                                                                      DECEMBER 31     DECEMBER 31
                                                                          2007           2006
                                                                     -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $     (54,000)       (54,000)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
    Depreciation, depletion, amortization, and valuation allowance           1,000          1,000
    Increase in accounts receivable                                         (1,000)             -
    (Increase) decrease in other current assets                              3,000         (3,000)
    Increase (decrease) in accounts payable                                  1,000        (18,000)
    Decrease in current income taxes payable                                     -        (49,000)
    Decrease in accrued production costs                                         -         (9,000)
    Increase (decrease) in other accrued expenses                           (8,000)        15,000
                                                                     -----------------------------
     Net cash used in operating activities                                 (58,000)      (117,000)
                                                                     -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Other additions to property and equipment                                 (2,000)             -
                                                                     -----------------------------
     Net cash provided by investing activities                              (2,000)             -
                                                                     -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                     -----------------------------
  Acquisition of treasury stock                                            (16,000)             -
                                                                     -----------------------------
      Net cash used in financing activities                                (16,000)             -
                                                                     -----------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (76,000)      (117,000)
                                                                     -----------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         4,597,000      5,140,000
                                                                     -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   4,521,000      5,023,000
                                                                     =============================

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2007, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2007 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

Cash balances declined $76,000 in the three months ended December 31, 2007 ("Q1FY08"), because the Company used $58,000 cash in operating activities, expended $2,000 cash on information technology, and acquired 67,307 shares of its Common Stock for $16,000. At December 31, 2007, the Company reduced proved oil and gas properties and related accumulated depreciation, depletion, amortization, and valuation allowance by $4,000 to reflect final abandonment of wells in which the Company had owned small over-riding royalty interests. Also at December 31, 2007, the Company removed $36,000 from other property and equipment and related accumulated depreciation, depletion, amortization, and valuation allowance to reflect the abandonment of obsolete office equipment.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a decline from the current level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 6, 2008, the Company had no material commitments for capital expenditures.

AOC is completing the restoration of the area that had contained its East Tisdale Field in placeCityJohnson County, StateWyoming. AOC has removed all equipment from the field and has recontoured and reseeded virtually all disturbed areas in the field. Barring unforeseen events, the Company does not believe that the expense associated with any remaining restoration activities will be material, although this cannot be assured. After AOC's bonds with the state and the Bureau of Land Management are released, the Company does not believe it will have any further liability in connection with the field, although this cannot be assured. The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

RESULTS OF OPERATIONS

Interest income decreased from $63,000 in the three months ended December 31, 2006 ("Q1FY07"), to $47,000 in Q1FY08 because of lower interest rates and lower cash balances. General and administrative expense decreased from $121,000 in Q1FY07 to $105,000 in Q1FY08 principally because of decreased consulting, insurance, and legal expense.

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

                        LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Included in net cash used in operating activities in Q1FY07 are a decrease in accounts payable of $18,000 and a decrease in income taxes payable of $49,000. Excluding these items, net cash used in operating activities in Q1FY07 was $50,000 compared to net cash used in operating activities in Q1FY08 of $58,000.

Investing Activities. In Q1FY08 the Company expended $2,000 on information technology.

Financing Activities. In Q1FY08 the Company acquired 67,307 shares of its Common Stock for $16,000.

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

                          PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers




                                                                                                 (d)
                                                                                         Maximum Number (or
                                                                         (c)                 Approximate
                                                                     Total Number         Dollar Value) of
                                                                      of Shares           Shares (or Units)
                            (a)                  (b)           (or Units) Purchased as      that May Yet
                      Total Number of          Average             Part of Publicly         Be Purchased
                     Shares (or Units)      Price Paid per        Announced Plans or       Under the Plans
    Period               Purchased         Share (or Unit)             Programs              or Programs
--------------------------------------------------------------------------------------------------------------
October 1, 2007
through                           67,307  $               0.23                         -                     -
October 31, 2007
--------------------------------------------------------------------------------------------------------------
November 1, 2007
through                                 -                     -                         -                    -
November 30, 2007
--------------------------------------------------------------------------------------------------------------
December 1, 2007
through                                 -                     -                         -                    -
December 31, 2007
--------------------------------------------------------------------------------------------------------------

The Company has no publicly announced plan or program for the purchase of shares. In October 2007 the Company purchased 67,307 shares other than through a publicly announced plan or program in open-market transactions.

ITEM 6. EXHIBITS

31.  Rule 13a-14(a)/15d-14(a) Certifications
32.  Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.


Date:   February 8, 2008          By:  /s/ STEVEN H. CARDIN
                                  ----------------------------------------------
                                  Steven H. Cardin
                                  Chief Executive Officer
                                  and Principal Financial Officer

                                 EXHIBIT INDEX

31.     Rule 13a-14(a)/15d-14(a) Certifications
32.     Section 1350 Certifications