Form 10QSB
period 2008-03-31
ALTEX INDUSTRIES INC
filed 2008-05-06
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                       For the transition period from to.

                         Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                           --------------------------

       (Exact name of small business issuer as specified in its charter)

               Delaware                                 84-0989164
              ----------                               ------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                    PO Box 1057  Breckenridge CO  80424-1057
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (303) 265-9312
                   -----------------------------------------
                          (Issuer's telephone number)

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

     Number of shares outstanding of issuer's Common Stock as of May 1, 2008:
13,973,901

     Transitional Small Business Disclosure Format. Yes [ ] No [ X ]

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2008
                                  (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash and cash equivalents                                                                $ 4,461,000
  Accounts receivable                                                                            6,000
  Other                                                                                          9,000
                                                                                           ------------
      Total current assets                                                                   4,476,000
                                                                                           ------------
PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                     91,000
  Other                                                                                         38,000
                                                                                           ------------
                                                                                               129,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance             (121,000)
                                                                                           ------------
       Net property and equipment                                                                8,000

OTHER ASSETS                                                                                     8,000
                                                                                           ------------
                                                                                           $ 4,492,000
                                                                                           ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                         $    24,000
  Other accrued expenses                                                                        32,000
                                                                                           ------------
      Total current liabilities                                                                 56,000
                                                                                           ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                         --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,287,524 shares         143,000
  Additional paid-in capital                                                                14,047,000
  Accumulated deficit                                                                       (9,682,000)
  Treasury shares, at cost, 313,623 shares                                                     (72,000)
                                                                                           ------------
                                                                                             4,436,000
                                                                                           ------------
                                                                                           $ 4,492,000
                                                                                           ============


    See accompanying notes to consolidated, condensed financial statements.

                                    ALTEX INDUSTRIES, INC. STOCKTICKERAND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (UNAUDITED)

                                                                        Three Months Ended           Six months Ended
                                                                             March 31                    March 31
                                                                         2008         2007           2008         2007
                                                                     -------------------------    ------------------------
Revenue
  Oil and gas sales                                                  $     6,000        3,000         11,000       10,000
  Interest income                                                         33,000       62,000         80,000      125,000
  Other income (expense)                                                       -       (2,000)             -       (2,000)
                                                                     -------------------------    ------------------------
                                                                          39,000       63,000         91,000      133,000
                                                                     -------------------------    ------------------------
Costs and expenses
  Lease operating                                                          1,000        1,000          1,000        2,000
  Production taxes                                                         1,000            -          1,000        1,000
  General and administrative                                             103,000      113,000        208,000      234,000
  Reclamation, restoration, and dismantlement                              7,000            -          7,000            -
  Depreciation, depletion, amortization, and valuation allowance           1,000        1,000          2,000        2,000
                                                                     -------------------------    ------------------------
                                                                         113,000      115,000        219,000      239,000
                                                                     -------------------------    ------------------------
Net loss                                                             $   (74,000)     (52,000)      (128,000)    (106,000)
                                                                     =========================    ========================
Loss per share                                                       $    (0.005)      (0.004)        (0.009)      (0.007)
                                                                     =========================    ========================
Weighted average shares outstanding                                   14,133,600   14,346,724     14,187,076   14,346,724
                                                                     =========================    ========================

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    MARCH 31
                                                                              2008            2007
                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $        (128,000)   (106,000)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation, depletion, amortization, and valuation allowance                 2,000       2,000
    (Increase) decrease in accounts receivable                                    (2,000)      1,000
    (Increase) decrease in other current assets                                   56,000      (5,000)
    Increase (decrease) in accounts payable                                       17,000     (11,000)
    Decrease in other accrued expenses                                            (4,000)    (64,000)
                                                                       ------------------------------
     Net cash used in operating activities                                       (59,000)   (183,000)
                                                                       ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Other additions to property and equipment                                       (5,000)     (6,000)
                                                                       ------------------------------
      Net cash used in investing activities                                       (5,000)     (6,000)
                                                                       ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                       ------------------------------
  Acquisition of treasury stock                                                  (72,000)          -
                                                                       ------------------------------
      Net cash used in financing activities                                      (72,000)          -
                                                                       ------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (136,000)   (189,000)
                                                                       ------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,597,000   5,140,000
                                                                       ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $       4,461,000   4,951,000
                                                                       ==============================

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2007 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

Cash balances declined $136,000 in the six months ended March 31, 2008, because the Company used $59,000 cash in operating activities, expended $5,000 cash on information technology, and acquired 313,623 shares of its Common Stock for $72,000. Other current assets declined from $65,000 at September 30, 2007, to $9,000 at March 31, 2008, principally because the Company received an income tax refund of $50,000 during the three months ended March 31, 2008 ("Q2FY08"). At December 31, 2007, the Company reduced proved oil and gas properties and related accumulated depreciation, depletion, amortization, and valuation allowance by $4,000 to reflect final abandonment of wells in which the Company had owned small over-riding royalty interests. Also at December 31, 2007, the Company removed $36,000 from other property and equipment and related accumulated depreciation, depletion, amortization, and valuation allowance to reflect the abandonment of obsolete office equipment.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a decline from the current level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 1, 2008, the Company had no material commitments for capital expenditures.

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

RESULTS OF OPERATIONS

Interest income decreased from $62,000 in the three months ended March 31, 2007 ("Q2FY07"), to $33,000 in Q2FY08 and from $125,000 in the six months ended March 31, 2007, to $80,000 in the six months ended March 31, 2008, because of lower interest rates and lower cash balances. General and administrative expense decreased from $113,000 in Q2FY07 to $103,000 in Q2FY08 and from $234,000 in the six months ended March 31, 2007, to $208,000 in the six months ended March 31, 2008, principally because of decreased consulting, insurance, and legal expense. During Q2FY08 the Company paid $7,000 to the surface owner of its East Tisdale Field to secure a landowner release and therefore recognized $7,000 in reclamation, restoration, and dismantlement expense.

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

                        LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Excluding changes in other current assets, accounts payable, and other accrued expenses, net cash used in operating activities increased from $103,000 in the six months ended March 31, 2007, to $128,000 in the six months ended March 31, 2008.

Investing Activities. In the six months ended March 31, 2007, the Company expended $6,000 on information technology, and in the six months ended March 31, 2008, the Company expended $5,000 on information technology

Financing Activities. In the six months ended March 31, 2008, the Company acquired 313,623 shares of its Common Stock for $72,000.

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

                          PART II - OTHER INFORMATION

ITEM  2. CHANGES  IN  SECURITIES

     Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers



                               (a)          (b)                (c)                           (d)
                              Total       Average     Total Number of Shares         Maximum Number (or
                            Number of      Price     (or Units) Purchased as    Approximate Dollar Value) of
                           Shares (or    Paid per        Part of Publicly      Shares (or Units) that May Yet
                             Units)      Share (or      Announced Plans or      Be Purchased Under the Plans
    Period                  Purchased      Unit)             Programs                    or Programs
--------------------------------------------------------------------------------------------------------------
January 1, 2008
through
January 31, 2008                     -            -                         -                                -
--------------------------------------------------------------------------------------------------------------
February 1, 2008  through
February 29, 2008              246,316  $      0.23                         -                                -
--------------------------------------------------------------------------------------------------------------
March 1, 2008
through
March 31, 2008                       -            -                         -                                -
--------------------------------------------------------------------------------------------------------------

The Company has no publicly announced plan or program for the purchase of shares. In February 2008 the Company purchased 246,316 shares other than through a publicly announced plan or program in open-market transactions.

ITEM 6. EXHIBITS

31.   Rule 13a-14(a)/15d-14(a) Certifications
32.   Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date:   May 1, 2008               By:  /s/ STEVEN H. CARDIN
                                  ----------------------------------------------
                                  Steven H. Cardin
                                  Chief Executive Officer and Principal
                                  Financial Officer

                                 EXHIBIT INDEX

31.          Rule 13a-14(a)/15d-14(a) Certifications
32.          Section 1350 Certifications