Form 10QSB
period 2008-06-30
ALTEX INDUSTRIES INC
filed 2008-08-01
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                  For the transition period from ____ to ____.

                         Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Delaware                             84-0989164
   -------------------------------        -------------------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)


                    PO Box 1057  Breckenridge CO  80424-1057
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

Number of shares outstanding of issuer's Common Stock as of August 1, 2008:
13,973,901

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2008
                                  (UNAUDITED)

                                     ASSETS
                                    --------

CURRENT ASSETS
  Cash and cash equivalents                                                                $ 4,372,000
  Accounts receivable                                                                            4,000
  Other                                                                                          7,000
                                                                                           ------------
      Total current assets                                                                   4,383,000
                                                                                           ------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                     91,000
  Other                                                                                         38,000
                                                                                           ------------
                                                                                               129,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance             (122,000)
                                                                                           ------------
       Net property and equipment                                                                7,000

OTHER ASSETS                                                                                     8,000

                                                                                           ------------
                                                                                           $ 4,398,000
                                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                         $    21,000
  Other accrued expenses                                                                        31,000
                                                                                           ------------
        Total current liabilities                                                               52,000
                                                                                           ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                         --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 14,287,524 shares         143,000
  Additional paid-in capital                                                                14,047,000
  Accumulated deficit                                                                       (9,772,000)
  Treasury shares, at cost, 313,623 shares                                                     (72,000)
                                                                                           ------------
                                                                                             4,346,000
                                                                                           ------------
                                                                                           $ 4,398,000
                                                                                           ============


    See accompanying notes to consolidated, condensed financial statements.

                                         ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (UNAUDITED)

                                                                       Three Months Ended           Nine months Ended
                                                                             June 30                    June 30
                                                                        2008         2007           2008         2007
                                                                    -------------------------    ------------------------
Revenue
  Oil and gas sales                                                 $    11,000        6,000         22,000       16,000
  Interest income                                                        20,000       62,000        100,000      187,000
  Other income                                                                -        4,000              -        2,000
                                                                    -------------------------    ------------------------
                                                                         31,000       72,000        122,000      205,000
                                                                    -------------------------    ------------------------

Costs and expenses
  Lease operating                                                         9,000            -         10,000        2,000
  Production taxes                                                        1,000        1,000          2,000        2,000
  General and administrative                                            103,000      102,000        311,000      336,000
  Reclamation, restoration, and dismantlement                             7,000            -         14,000            -
  Depreciation, depletion, amortization, and valuation allowance          1,000            -          3,000        2,000
                                                                    -------------------------    ------------------------
                                                                        121,000      103,000        340,000      342,000
                                                                    -------------------------    ------------------------
Net loss                                                            $   (90,000)     (31,000)      (218,000)    (137,000)
                                                                    =========================    ========================
Loss per share                                                      $    (0.006)      (0.002)        (0.015)      (0.010)
                                                                    =========================    ========================
Weighted average shares outstanding                                  13,973,901   14,336,315     14,116,277   14,343,254
                                                                    =========================    ========================

    See accompanying notes to consolidated, condensed financial statements.


                            ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOW
                                          (UNAUDITED)

                                                                     NINE MONTHS   NINE MONTHS
                                                                        ENDED         ENDED
                                                                       JUNE 30       JUNE 30
                                                                        2008           2007
                                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                          $   (218,000)     (137,000)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Increase in deferred income tax asset                                      -        (1,000)
    Depreciation, depletion, amortization, and valuation allowance         3,000         2,000
    (Increase) decrease in other current assets                           58,000        (3,000)
    Decrease in other assets                                                   -         2,000
    Increase (decrease) in accounts payable                               14,000       (19,000)
    Decrease in income taxes payable                                           -       (51,000)
    Increase (decrease) in other accrued expenses                         (5,000)      (11,000)
                                                                    ---------------------------
      Net cash used in operating activities                             (148,000)     (218,000)
                                                                    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Other additions to property and equipment                               (5,000)       (6,000)
                                                                    ---------------------------
        Net cash used in investing activities                             (5,000)       (6,000)
                                                                    ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury shares                                         (72,000)      (15,000)
                                                                    ---------------------------
    Net cash used in financing activities                                (72,000)      (15,000)
                                                                    ---------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (225,000)     (239,000)
                                                                    ---------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       4,597,000     5,140,000
                                                                    ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  4,372,000     4,901,000
                                                                    ===========================

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2007 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

Cash balances declined $225,000 in the nine months ended June 30, 2008, because the Company used $148,000 cash in operating activities, expended $5,000 cash on information technology, and acquired 313,623 shares of its Common Stock for $72,000. Other current assets declined from $65,000 at September 30, 2007, to $7,000 at June 30, 2008, principally because the Company received an income tax refund of $50,000 during the three months ended March 31, 2008 ("Q2FY08"). At December 31, 2007, the Company reduced proved oil and gas properties and related accumulated depreciation, depletion, amortization, and valuation allowance by $4,000 to reflect final abandonment of wells in which the Company had owned small over-riding royalty interests. Also at December 31, 2007, the Company removed $36,000 from other property and equipment and related accumulated depreciation, depletion, amortization, and valuation allowance to reflect the abandonment of obsolete office equipment.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a decline from the current level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At August 1, 2008, the Company had no material commitments for capital expenditures.

AOC has completed the restoration of the area that had contained its East Tisdale Field in Johnson County, Wyoming, and its bonds with the State of Wyoming and the Bureau of Land Management have been released. The Company does not believe it will have any further liability in connection with the field, although this cannot be assured. The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

RESULTS OF OPERATIONS

Oil and gas sales increased from $6,000 in the three months ended June 30, 2007 ("Q3FY07") , to $11,000 in the three months ended June 30, 2008 ("Q3FY08") , and from $16,000 in the nine months ended June 30, 2007, to $22,000 in the nine months ended June 20, 2008, principally because of higher prices. Interest income decreased from $62,000 in Q3FY07, to $20,000 in Q3FY08 and from $187,000 in the nine months ended June 30, 2007, to $100,000 in the nine months ended June 30, 2008, because of lower interest rates and lower cash balances. Lease operating expense ("LOE") increased from nil in Q3FY07 to $9,000 in Q3FY08 and from $2,000 in the nine months ended June 30, 2007, to $10,000 in the nine months ended June 30, 2008, principally because of repairs and maintenance expense to one well in which AOC has a small working interest. General and administrative expense decreased from $336,000 in the nine months ended June 30, 2007, to $311,000 in the nine months ended June 30, 2008, principally because of decreased consulting, insurance, and legal expense. The Company made two payments of $7,000 to the surface owner of its East Tisdale Field to secure a landowner release, one in the three months ended March 31, 2008, and one in Q3FY08 and, therefore, recognized $7,000 in reclamation, restoration, and dismantlement expense ("RR&D") in Q3FY08 and $14,000 in the six months ended June 30, 2008.

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

                        LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Excluding changes in other current assets, accounts payable, and income taxes payable, net cash used in operating activities increased from $145,000 in the nine months ended June 30, 2007, to $220,000 in the nine months ended June 30, 2008.

Investing Activities. In the nine months ended June 30, 2007, the Company expended $6,000 on information technology, and in the nine months ended June 30, 2008, the Company expended $5,000 on information technology

Financing Activities. In the nine months ended June 30, 2007, the Company acquired 59,200 shares of its Common Stock for $15,000, and in the nine months ended June 30, 2008, the Company acquired 313,623 shares of its Common Stock for $72,000.

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

                             ALTEX INDUSTRIES, INC.

Date:   August  1,  2008               By: /s/ STEVEN H. CARDIN
                                       -----------------------------------------
                                       Steven H. Cardin
                                       Chief Executive Officer and Principal
                                       Financial Officer

                                 EXHIBIT INDEX

31.     Rule 13a-14(a)/15d-14(a) Certifications
32.     Section 1350 Certifications