Form 10KSB
period 2008-09-30
ALTEX INDUSTRIES INC
filed 2008-12-22
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
                  For the fiscal year ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ____ to ____ .

                         Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Delaware                                  84-0989164
-----------------------------------        -------------------------------------
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

      POB 1057 Breckenridge, CO                          80424-1057
-----------------------------------        -------------------------------------
       (Address of Principal                             (Zip Code)
          Executive Offices)


                 Issuer's Telephone Number   (303) 265-9312
                                             --------------

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

           Issuer's revenue for its most recent fiscal year: $154,000

     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 17, 2008: $907,000

 Number of shares outstanding of issuer's Common Stock as of December 17, 2008:
                                   13,953,901

          Transitional Small Business Disclosure Format: Yes     No  X
                                                            ----    ----

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

All of AOC's interests are in properties operated by others. An interest owner in a property not operated by that interest owner must rely on information regarding the property provided by the operator, even though there can be no assurance that such information is complete, accurate, or current. In addition, an owner of a working interest in a property is potentially responsible for 100% of all liabilities associated with that property, regardless of the size of the working interest actually owned.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

WELLS AND ACREAGE: At December 17, 2008, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At December 17, 2008, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. All of the Company's production is located in Utah and Wyoming. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

                                           Production

                      Net Production             Average Price          Average Production
             -------------------------------  ---------------------          Cost Per
Fiscal Year     Oil (Bbls)       Gas (Mcf)    Oil (Bbls)  Gas (Mcf)   Equivalent Barrel ("BOE")
-----------  ---------------  --------------  ----------  ---------   -------------------------
       2008                *           2,000          NA $     6.33  $                    21.01
-----------  ---------------  --------------  ----------  ---------   -------------------------
       2007                *           3,000          NA       7.00                        6.00
-----------  ---------------  --------------  ----------  ---------   -------------------------
       2006            3,000          19,000       44.67      10.79                       19.17
-----------------------------------------------------------------------------------------------

*Less than 1,000 barrels.

DRILLING ACTIVITY: The Company did not participate in the drilling of any wells during FY06, FY07, or fiscal 2008 ("FY08").

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

                 FY08                FY07
         -------------------  -------------------
Quarter  High Bid   Low Bid   High Bid   Low Bid
-------  ---------  --------  ---------  --------
   1     $    0.23  $   0.21  $    0.25  $   0.20
-------  ---------  --------  ---------  --------
   2          0.23      0.19       0.25      0.22
-------  ---------  --------  ---------  --------
   3          0.22      0.16       0.26      0.22
-------  ---------  --------  ---------  --------
   4          0.20      0.17       0.25      0.21
-------  ---------  --------  ---------  --------

At December 17, 2008, there were approximately 4,000 holders of record of the Company's Common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                              FINANCIAL CONDITION

Cash balances decreased $306,000 during FY08 because the Company used $225,000 cash in operating activities, expended $5,000 cash on information technology, and acquired 333,623 shares of its Common Stock for $76,000 in cash. Other current assets declined from $65,000 at September 30, 2007, to $7,000 at September 30, 2008, principally because the Company received an income tax refund of $50,000 during FY08. At December 31, 2007, the Company reduced proved oil and gas properties and related accumulated depreciation, depletion, amortization, and valuation allowance by $4,000 to reflect final abandonment of wells in which the Company had owned small over-riding royalty interests. Also at December 31, 2007, the Company removed $36,000 from other property and equipment and related accumulated depreciation, depletion, amortization, and valuation allowance to reflect the abandonment of obsolete office equipment.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a decline from the current level of interest rates, the Company knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 17, 2008, the Company had no material commitments for capital expenditures.

During FY08 the Bureau of Land Management, the State of Wyoming, and the surface owner of the area that had contained AOC's East Tisdale Field in Johnson County, Wyoming, agreed that AOC had completed restoration and reclamation of the area that had contained the Field. The Bureau of Land Management and the State of Wyoming have released AOC's bonds, and the surface owner has released AOC from any further liability in connection with the Field or the area that had contained the Field. The Company does not believe it will have any further liability in connection with the Field, although this cannot be assured.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

                                   LIQUIDITY

OPERATING ACTIVITIES. In FY07 and FY08 net cash used in operating activities was $522,000 and $225,000, respectively.

INVESTING ACTIVITIES. In FY07 and FY08 the Company expended $6,000 and $5,000 on information technology equipment, respectively.

FINANCING ACTIVITIES. In FY07 the Company expended $15,000 to acquire 59,200 shares of its Common Stock, and in FY08 the Company expended $76,000 to acquire 333,623 shares of its Common Stock.

                             RESULTS OF OPERATIONS

Oil and gas sales increased from $21,000 in FY07 to $34,000 in FY08 because of higher prices. Interest income decreased from $243,000 in FY07 to $120,000 in FY08 because of lower cash balances and lower interest rates. Lease operating expense increased from $3,000 in FY07 to $13,000 in FY08 because of higher repair and maintenance expense. General and administrative expense decreased from $451,000 in FY07 to $418,000 in FY08 principally because of lower legal, insurance, and consulting expense and lower payroll and franchise taxes. The absence of material revenue other than interest on cash balances in FY07 and FY08 resulted in a net loss of $197,000 in FY07 and a net loss of $303,000 in FY08.

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

ITEM 8B.     OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Mr. Steven H. Cardin, 58, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 57 , a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 52, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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

                           SUMMARY COMPENSATION TABLE

                                       Salary    Total
Name and Principal Position    Year     ($)       ($)
---------------------------  -------  --------  --------
Steven H. Cardin, CEO          2008   256,551   256,551
---------------------------  -------  --------  --------
Steven H. Cardin, CEO          2007   244,335   244,335
---------------------------  -------  --------  --------

Effective October 1, 2006, the Company renewed its Employment Agreement with Mr. Cardin. The Agreement has an initial term of five years and provides that Mr. Cardin is to receive an annual base salary of $244,000, escalating at no less than 5% per annum, and an annual bonus of no less than 10% of the Company's earnings before tax, payable, at Mr. Cardin's election, in either cash or Common Stock of the Company at then fair market value.

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

                             DIRECTOR COMPENSATION


                   Fees Earned
                       or
                     Paid in
                      Cash      Total
Name                   ($)       ($)
------------------  ---------  -------
Jeffrey S. Chernow     12,000   12,000
------------------  ---------  -------
Stephen F. Fante       12,000   12,000
------------------  ---------  -------

Each Director who is not also an officer of the Company receives $1,000 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning each person who, as of December 17, 2008, is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and information regarding Common Stock of the Company beneficially owned, as of December 17, 2008, by all Directors and executive officers and by all Directors and executive officers as a group.

                                                             Shares of
                                                            Common Stock
Name and Address of Beneficial Owner                        Beneficially    Percent
                                                                Owned      of Class
----------------------------------------------------------  -------------  ---------
Steven H. Cardin (Director and Executive Officer)
  POB 1057 Breckenridge CO 80424-1057                           7,233,866     51.84%
----------------------------------------------------------  -------------  ---------
All Directors and Executive Officers as a Group (1 Person)      7,233,866     51.84%
----------------------------------------------------------  -------------  ---------

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. Billed for FY08: $9,000. Billed for FY07: $9,000.

AUDIT-RELATED FEES. None.

TAX FEES. None.

ALL OTHER FEES. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company's Audit Committee. During FY08 and FY07 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company's principal accountant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALTEX INDUSTRIES, INC.

                                         /s/ STEVEN H. CARDIN
                                         ---------------------------------------
                                         By: Steven H. Cardin, CEO

                                         Date: December 17, 2008

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         /s/ STEVEN H. CARDIN
                                         ---------------------------------------
                                         By: Steven H. Cardin, Director,
                                             Principal Executive Officer,
                                             Principal Financial Officer,
                                             and Principal Accounting Officer


                                         Date: December 17, 2008

                                         /s/ STEPHEN F. FANTE
                                         ---------------------------------------
                                         By: Stephen F. Fante, Director

                                         Date: December 17, 2008

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTEX INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altex Industries, Inc. and subsidiary as of September 30, 2008, and the consolidated results of its operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
December 12, 2008
                                                          /s/ Comiskey & Company
                                                        PROFESSIONAL CORPORATION

                             ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEET
                                     SEPTEMBER 30, 2008


                                          ASSETS
                                          ------

CURRENT ASSETS
  Cash and cash equivalents                                                        $ 4,291,000
  Accounts receivable                                                                    6,000
  Other                                                                                  7,000
                                                                                   ------------
    Total current assets                                                             4,304,000
                                                                                   ------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method) (Notes 6 and 7)             91,000
  Other                                                                                 38,000
                                                                                    -----------
                                                                                       129,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance     (123,000)
                                                                                    -----------
    Net property and equipment                                                           6,000

OTHER ASSETS                                                                             7,000

                                                                                   ------------
                                                                                   $ 4,317,000
                                                                                   ------------


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                 $    23,000
  Other accrued expenses                                                                37,000
                                                                                   ------------
    Total current liabilities                                                           60,000
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                 --
  Common stock, $.01 par value. Authorized 50,000,000 shares, 13,953,901 shares
    issued and outstanding                                                             140,000
  Additional paid-in capital                                                        13,974,000
  Accumulated deficit                                                               (9,857,000)
                                                                                   ------------
                                                                                     4,257,000
                                                                                   ------------
                                                                                   $ 4,317,000
                                                                                   ------------

          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 2008 AND 2007


                                                     2008          2007
                                                --------------------------
REVENUE
  Oil and gas sales                             $    34,000   $    21,000
  Interest (Note 3)                                 120,000       243,000
  Other expense                                           -        (1,000)
                                                --------------------------
                                                    154,000       263,000
                                                --------------------------
COSTS AND EXPENSES
  Lease operating                                    13,000         3,000
  Production taxes                                    3,000         2,000
  General and administrative (Note 3)               418,000       451,000
  Reclamation, restoration, and dismantlement        19,000             -
  Depreciation, depletion, and amortization           4,000         4,000
                                                --------------------------
                                                    457,000       460,000
                                                --------------------------
NET LOSS BEFORE INCOME TAXES                       (303,000)     (197,000)
                                                --------------------------

INCOME TAX BENEFIT (EXPENSE)
  Current                                                 -        51,000
  Deferred                                                -       (51,000)
                                                --------------------------
                                                          -             -

NET LOSS                                        $  (303,000)  $  (197,000)
                                                --------------------------

LOSS PER SHARE OF COMMON STOCK                  $    (0.022)  $    (0.014)
                                                --------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING              14,080,290    14,329,207
                                                --------------------------

          See accompanying notes to consolidated financial statements.

                                              ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             YEARS ENDED SEPTEMBER 30, 2008 AND 2007

                                                                                                           NOTES
                                                                ADDITIONAL                               RECEIVABLE        TOTAL
                                         COMMON STOCK            PAID-IN     ACCUMULATED    TREASURY        FROM       STOCKHOLDERS'
                                    SHARES          AMOUNT       CAPITAL       DEFICIT        STOCK     SHAREHOLDERS      EQUITY
                               --------------------------------------------------------------------------------------------------
BALANCES AT
  SEPTEMBER 30, 2006              14,346,724   $   144,000    14,061,000   (9,357,000)                                 4,848,000
Net loss                                                                     (197,000)                                  (197,000)
Acquisition of treasury stock,
  59,200 shares
  at $0.254 per share                                                                        (15,000)                    (15,000)
Retirement of treasury stock         (59,200)       (1,000)      (14,000)                     15,000
                               --------------------------------------------------------------------------------------------------
BALANCES AT
  SEPTEMBER 30, 2007              14,287,524   $   143,000    14,047,000   (9,554,000)                                $4,636,000
                               --------------------------------------------------------------------------------------------------
Net loss                                                                     (303,000)                                  (303,000)
Acquisition of treasury stock,
  333,623 shares
  at $0.228 per share                                                                        (76,000)                    (76,000)
Retirement of treasury stock        (333,623)       (3,000)      (73,000)                     76,000
                               --------------------------------------------------------------------------------------------------
BALANCES AT
  SEPTEMBER 30, 2008              13,953,901   $   140,000    13,974,000   (9,857,000)                                $4,257,000
                               --------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED SEPTEMBER 30, 2008 AND 2007


                                                                2008         2007
                                                            ------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                  $ (303,000)  $ (197,000)
  Adjustments to reconcile net loss to net cash provided
    used in operating activities
    Deferred income taxes                                            -       51,000
    Depreciation, depletion, and amortization                    4,000        4,000
    (Increase) decrease in accounts receivable                  (2,000)       1,000
    (Increase) decrease in other current assets                 58,000      (50,000)
    Decrease in other assets                                     1,000        2,000
    Increase (decrease) in accounts payable                     16,000      (14,000)
    Decrease in current income taxes payable                         -      (51,000)
    Increase (decrease) in accrued production costs              1,000      (17,000)
    Decrease in other accrued expenses                               -     (251,000)
                                                            ------------------------
      Net cash used in operating activities                   (225,000)    (522,000)
                                                            ------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Additions to other property and equipment                     (5,000)      (6,000)
                                                            ------------------------
                                                                (5,000)      (6,000)
                                                            ------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Acquisition of treasury stock                                (76,000)     (15,000)
                                                            ------------------------
                                                               (76,000)     (15,000)
                                                            ------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (306,000)    (543,000)
                                                            ------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               4,597,000    5,140,000
                                                            ------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $4,291,000   $4,597,000
                                                            ------------------------

            See accompanying notes to consolidated financial statements.

                     ALTEX IUNDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                          September 30, 2008 and 2007

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

INCOME TAXES: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company adopted Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," on October 1, 2007. There was no increase in liabilities for unrecognized tax benefits as a result of this implementation. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2008.

EARNINGS PER SHARE: Earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year.

                     ALTEX IUNDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                          September 30, 2008 and 2007

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

RECENT ACCOUNTING PRONOUNCEMENTS:

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

NOTE 2 - INCOME TAXES. At September 30, 2008, the Company had a depletion carryfor-ward of $860,000 and a net operating loss carryforward ("NOL") of $577,000. $247,000 of the NOL expires in 2027 and $303,000 expires in 2028. The approximate tax effect of each type of temporary difference and carryfor-ward that gives rise to a significant portion of deferred tax assets at September 30, 2008, computed in accordance with SFAS No. 109, is as follows:

DEFERRED TAX ASSETS
  Depletion carryforward            $ 301,000
  Net operating loss carryforward     202,000
                                    ----------
TOTAL NET DEFERRED TAX ASSETS         503,000
  Less valuation allowance           (503,000)
                                    ----------
NET DEFERRED TAX ASSET              $       -
                                    ----------

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                              2008       2007
                                                           ---------------------
Tax benefit at 35% of net earnings                         $(106,000)  $(68,000)
State income tax, net of Federal benefit                           -          -
Change in valuation allowance for net deferred tax assets    107,000     58,000
Other                                                         (1,000)    10,000
                                                           ---------------------
Income tax expense                                         $       -   $      -
                                                           ---------------------

As of September 30, 2008, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2008, the Company's tax years that remain subject to examination are 2005 - 2008 (Federal jurisdiction) and 2004 - 2008 (state jurisdictions).

                     ALTEX IUNDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                          September 30, 2008 and 2007

NOTE 3 - RELATED PARTY TRANSACTIONS. Effective October 1, 2006, the Company entered into a five-year employment agreement with its president which provides for a base salary of $244,000 annually, plus escalations of not less than 5% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 10% of the Company's earnings before income tax, payable, at his election, in cash or common stock of the Company at then fair market value.

NOTE 4 - MAJOR CUSTOMERS. In 2008 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 82% of oil and gas sales. In 2008 the three customers individually accounted for 36%, 23%, and 23% of oil and gas sales. In 2007 the Company had four customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 78% of oil and gas sales. In 2007 the four customers individually accounted for 41%, 16%, 11% and 10% of oil and gas sales.

NOTE 5 - LEASES. The Company rents office space under a noncancellable operating lease that expires April 30, 2009. Required future payments under the lease are $12,000. In 2008 and 2007 the Company incurred rent expense of $21,000.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT (RR&D). During the year ending September 30, 2008, the Bureau of Land Management, the State of Wyoming, and the surface owner of the area that had contained AOC's East Tisdale Field in Johnson County, Wyoming, agreed that AOC had completed restoration and reclamation of the area that had contained the Field. The Bureau of Land Management and the State of Wyoming have released AOC's bonds, and the surface owner has released AOC from any further liability in connection with the Field or the area that had contained the Field. AOC does not believe it will have any further liability in connection with the Field, although this cannot be assured. The Company accounts for its remaining RR&D costs in accordance with SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2008 and 2007, the plugging and abandonment liability was not material to the financial statements.

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

I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                           September 30, 2008
                                           ------------------
Proved properties                          $          91,000
Accumulated depreciation, depletion,
  amortization, and valuation allowance              (91,000)
                                           ------------------
Net capitalized cost                       $               -
                                           ------------------

                     ALTEX IUNDUSTRIES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                          September 30, 2008 and 2007

II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                 Oil in Barrels  Gas in Mcfs
                                 ---------------------------
  Balance at September 30, 2006               -            -
  Balance at September 30, 2007               -            -
  Balance at September 30, 2008               -            -

III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                           At September 30
                                                          2008        2007
                                                      -----------------------
  Estimated future revenue                            $         -           -
  Estimated future expenditures                                 -           -
                                                      -----------------------
  Estimated future net revenue                                  -           -
  10% annual discount of estimated future net revenue           -           -
                                                      -----------------------
  Present value of estimated future net revenue       $         -           -
                                                      -----------------------

IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                     Year ended September 30
                                                                        2008         2007
                                                                    -------------------------
  Present value of estimated future net revenue, beginning of year  $           -           -
  Sales, net of production costs                                                -           -
  Sales of minerals in place                                                    -           -
  Net change in prices and costs of future production                           -           -
  Revisions of quantity estimates                                               -           -
  Accretion of discount                                                         -           -
  Change in production rates and other                                          -           -
                                                                    -------------------------
  Present value of estimated future net revenue, end of year        $           -           -
                                                                    -------------------------

                                 EXHIBIT INDEX

31     Rule  13a-14(a)/15d-14(a)  Certifications
32     Section  1350  Certifications