Form 10-Q
period 2008-12-31
ALTEX INDUSTRIES INC
filed 2009-02-12
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to.

                         Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

                                 (303) 265-9312
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

     Large accelerated filer [ ]                 Accelerated filer [ ]
     Non-accelerated filer [ ]                   Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

            Number of shares outstanding of issuer's Common Stock as
                        of February 10, 2009: 13,885,734


                                                       PART I
                                               FINANCIAL INFORMATION

                                            ITEM 1. FINANCIAL STATEMENTS

                                      ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET

                                                       ASSETS
                                                       ------

                                                                                        DECEMBER 31   SEPTEMBER 30
                                                                                           2008            2008
                                                                                        (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                                            $  4,219,000   $  4,291,000
  Accounts receivable                                                                        10,000          6,000
  Other                                                                                       3,000          7,000
                                                                                       ----------------------------
    Total current assets                                                                  4,232,000      4,304,000
                                                                                       ----------------------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                  91,000         91,000
  Other                                                                                      38,000         38,000
                                                                                       ----------------------------
                                                                                            129,000        129,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance          (124,000)      (123,000)
                                                                                       ----------------------------
    Net property and equipment                                                                5,000          6,000

OTHER ASSETS                                                                                  7,000          7,000
                                                                                       -----------------------------
                                                                                       $  4,244,000   $  4,317,000
                                                                                       =============================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                     $     34,000   $     23,000
  Other accrued expenses                                                                     33,000         37,000
                                                                                       ----------------------------
    Total current liabilities                                                                67,000         60,000
                                                                                       ----------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                      --             --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 13,953,901 shares      140,000        140,000
  Additional paid-in capital                                                             13,974,000     13,974,000
  Accumulated deficit                                                                    (9,926,000)    (9,857,000)
  Treasury shares, at cost, 68,167 shares at December 31, 2008                              (11,000)            --
                                                                                       ----------------------------
                                                                                          4,177,000      4,257,000
                                                                                       ----------------------------
                                                                                       $  4,244,000   $  4,317,000
                                                                                       ============================

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           DECEMBER 31
                                                                       2008          2007
                                                                   --------------------------
Revenue
  Oil and gas sales                                                $    16,000   $     5,000
  Interest income                                                       22,000        47,000
                                                                   --------------------------
                                                                        38,000        52,000
                                                                   --------------------------
  Costs and expenses
  Lease operating                                                        1,000             -
  Production taxes                                                       1,000             -
  General and administrative                                           104,000       105,000
  Depreciation, depletion, amortization, and valuation allowance         1,000         1,000
                                                                   --------------------------
                                                                       107,000       106,000
                                                                   --------------------------
Net loss                                                           $   (69,000)  $   (54,000)
                                                                   ==========================
Loss per share                                                     $    (0.005)  $    (0.004)
                                                                   ==========================
Weighted average shares outstanding                                 13,928,709    14,242,897
                                                                   ==========================

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31
                                                                                    2008         2007
                                                                               --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $   (69,000)  $   (54,000)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation, depletion, amortization, and valuation allowance                   1,000         1,000
    Increase in accounts receivable                                                 (4,000)       (1,000)
    Decrease in other current assets                                                 4,000         3,000
    Increase in accounts payable                                                    11,000         1,000
    Decrease in accrued production costs                                            (1,000)            -
    Decrease in other accrued expenses                                              (3,000)       (8,000)
                                                                               --------------------------
      Net cash used in operating activities                                        (61,000)      (58,000)
                                                                               --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Other additions to property and equipment                                            -        (2,000)
                                                                               --------------------------
      Net cash used in investing activities                                              -        (2,000)
                                                                               --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                               --------------------------
    Acquisition of treasury stock                                                  (11,000)      (16,000)
                                                                               --------------------------
      Net cash used in financing activities                                        (11,000)      (16,000)
                                                                               --------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (72,000)      (76,000)
                                                                               --------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 4,291,000      4,597,000
                                                                               --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 4,219,000    $ 4,521,000
                                                                               ==========================

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2008, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2008 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

"SAFE HARBOR" STATEMENT UNDER THEUNITED STATES PRIVATE SECURITIES LITIGATION
----------------------------------------------------------------------------
REFORM ACT OF 1995
------------------

Statements that are not historical facts contained in this Form 10-Q are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actualresults to differ materially include, among others: general economic conditions; movements in interest rates; the market price of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company's ability, or the ability of its operating subsidiary, Altex Oil Corporation ("AOC"), to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability and AOC's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein and in the Company's filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                              FINANCIAL CONDITION

Cash balances declined $72,000 in the three months ended December 31, 2008 ("Q1FY09"), because the Company used $61,000 cash in operating activities and acquired 68,167 shares of its Common Stock for $11,000. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a change in the interest rates the Company realizes on cash balances, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 10, 2009, the Company had no material commitments for capital expenditures. The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

                             RESULTS OF OPERATIONS

Interest income decreased from $47,000 in the three months ended December 31, 2007 ("Q1FY08"), to $22,000 in Q1FY09 because of lower interest rates and lower cash balances. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

                        LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Included in net cash used in operating activities in Q1FY09 is an increase in accounts payable of $11,000. Excluding this item, net cash used in operating activities in Q1FY09 was $72,000 compared to net cash used in operating activities in Q1FY08 of $58,000.

Investing Activities. In Q1FY08 the Company expended $2,000 on information technology.

Financing Activities. In Q1FY09 the Company acquired 68,167 shares of its Common Stock for $11,000. In Q1FY08 the Company acquired 67,307 shares of its Common Stock for $16,000.

ITEM 4T. CONTROLS AND PROCEDURES.

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

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

                                    Issuer Purchases of Equity Securities

---------------------------------------------------------------------------------------------------------
Period                                      (a)            (b)              (c)                (d)
                                        Total number     Average       Total number      Maximum number
                                       of shares (or    price paid     of shares (or     (or approximate
                                           units)       per share    units) purchased   dollar value) of
                                         purchased      (or unit)       as part of      shares (or units)
                                                                         publicly        that may yet be
                                                                      announced plans    purchased under
                                                                        or programs       the plans or
                                                                                            programs
-------------------------------------  --------------  ------------  -----------------  -----------------
October 1, 2008
through                                             -             -                  -                  -
October 31, 2008
-------------------------------------  --------------  ------------  -----------------  -----------------
November 1, 2008
through                                        68,167  $       0.16                  -                  -
November 30, 2008
-------------------------------------  --------------  ------------  -----------------  -----------------
December 1, 2008
through                                             -             -                  -                  -
December 31, 2008
---------------------------------------------------------------------------------------------------------

The Company has no publicly announced plan or program for the purchase of shares. In November 2008 the Company purchased 68,167 shares other than through a publicly announced plan or program in open-market transactions.

ITEM 6. EXHIBITS

31. Rule 13a-14(a)/15d-14(a) Certifications
32. Section 1350 Certifications


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ALTEX INDUSTRIES, INC.

Date: February 10, 2009                  By:  /s/ STEVEN H. CARDIN
                                         ---------------------------------------
                                         Steven H. Cardin
                                         Chief Executive Officer and
                                         PrincipalFinancial Officer

                                 EXHIBIT INDEX

31.  Rule 13a-14(a)/15d-14(a) Certifications
32.  Section 1350 Certifications