Form 10-Q
period 2009-03-31
ALTEX INDUSTRIES INC
filed 2009-05-13
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from        to       .

                         Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    84-0989164
 --------------------------------             --------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                     PO Box 1057 Breckenridge CO 80424-1057
                     --------------------------------------
                    (Address of principal executive offices)

                                 (303) 265-9312
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

     Large accelerated filer [  ]               Accelerated filer [  ]
     Non-accelerated filer [  ]                 Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

    Number of shares outstanding of issuer's Common Stock as of May 8, 2009:
                                   13,885,734

                                                              PART I
                                                      FINANCIAL INFORMATION

                                                  ITEM 1. FINANCIAL STATEMENTS

                                            ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEET

                                                             ASSETS
                                                             ------

                                                                                         MARCH 31     SEPTEMBER 30
                                                                                           2009           2008
                                                                                        (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                                            $  4,127,000      4,291,000
  Accounts receivable                                                                         6,000          6,000
  Other                                                                                       3,000          7,000
                                                                                       ----------------------------
    Total current assets                                                                  4,136,000      4,304,000
                                                                                       ----------------------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                  91,000         91,000
  Other                                                                                      38,000         38,000
                                                                                       ----------------------------
                                                                                            129,000        129,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance          (124,000)      (123,000)
                                                                                       ----------------------------
    Net property and equipment                                                                5,000          6,000

OTHER ASSETS                                                                                  7,000          7,000
                                                                                       ----------------------------
                                                                                       $  4,148,000      4,317,000
                                                                                       ============================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                     $     25,000         23,000
  Other accrued expenses                                                                     31,000         37,000
                                                                                       ----------------------------
    Total current liabilities                                                                56,000         60,000
                                                                                       ----------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                      --             --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 13,953,901 shares      140,000        140,000
  Additional paid-in capital                                                             13,974,000     13,974,000
  Accumulated deficit                                                                   (10,011,000)    (9,857,000)
  Treasury shares, at cost, 68,167 shares at March 31, 2009                                 (11,000)            --
                                                                                       ----------------------------
                                                                                          4,092,000      4,257,000
                                                                                       ----------------------------
                                                                                       $  4,148,000      4,317,000
                                                                                       ============================

    See accompanying notes to consolidated, condensed financial statements.

                                         ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (UNAUDITED)



                                                                    Three Months Ended         Six months Ended
                                                                        March 31                   March 31
                                                                       2009         2008         2009         2008
                                                                -------------------------  ------------------------
Revenue
  Oil and gas sales                                             $         -        6,000       16,000       11,000
  Interest income                                                    24,000       33,000       46,000       80,000
                                                                -------------------------  ------------------------
                                                                     24,000       39,000       62,000       91,000
                                                                -------------------------  ------------------------
Costs and expenses
  Lease operating                                                         -        1,000        1,000        1,000
  Production taxes                                                        -        1,000        1,000        1,000
  General and administrative                                        109,000      103,000      213,000      208,000
  Reclamation, restoration, and dismantlement                             -        7,000            -        7,000
  Depreciation, depletion, amortization, and valuation allowance          -        1,000        1,000        2,000
                                                                -------------------------  ------------------------
                                                                    109,000      113,000      216,000      219,000
                                                                -------------------------  ------------------------
Net loss                                                        $   (85,000)     (74,000)    (154,000)    (128,000)
                                                                =========================  ========================
Loss per share                                                  $    (0.006)      (0.005)      (0.011)      (0.009)
                                                                =========================  ========================
Weighted average shares outstanding                              13,885,734   14,133,600   13,907,458   14,187,076
                                                                =========================  ========================

    See accompanying notes to consolidated, condensed financial statements.

                                      ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF CASH FLOW
                                                     (UNAUDITED)

                                                                              SIX MONTHS ENDED MARCH 31
                                                                                 2009            2008
                                                                            ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $     (154,000)      (128,000)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation, depletion, amortization, and valuation allowance                     1,000          2,000
  Decrease in accounts receivable                                                        -         (2,000)
  Decrease in other current assets                                                   4,000         56,000
  Increase in accounts payable                                                       2,000         17,000
  Decrease in other accrued expenses                                                (6,000)        (4,000)
                                                                            ------------------------------
    Net cash used in operating activities                                         (153,000)       (59,000)
                                                                            ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Other additions to property and equipment                                              -         (5,000)
                                                                            ------------------------------
    Net cash used in investing activities                                                -         (5,000)
                                                                            ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury stock                                                    (11,000)       (72,000)
                                                                            ------------------------------
    Net cash used in financing activities                                          (11,000)       (72,000)
                                                                            ------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (164,000)      (136,000)
                                                                            ------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 4,291,000      4,597,000
                                                                            ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    4,127,000      4,461,000
                                                                            ==============================

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2008 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                              FINANCIAL CONDITION

Cash balances declined $164,000 in the six months ended March 31, 2009, because the Company used $153,000 cash in operating activities in the six months ended March 31, 2009, and acquired 68,167 shares of its Common Stock for $11,000 in the three months ended December 31, 2008. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a change in the interest rates the Company realizes on cash balances, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 8, 2009, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

                             RESULTS OF OPERATIONS

Interest income decreased from $33,000 in the three months ended March 31, 2008, to $24,000 in the three months ended March 31, 2009, and from $80,000 in the six months ended March 31, 2008, to $46,000 in the six months ended March 31, 2009, because of lower interest rates and lower cash balances. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

                        LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Included in net cash used in operating activities in the six months ended March 31, 2008, is a decrease in other current assets of $56,000 and an increase in accounts payable of $17,000. Excluding these items, net cash used in operating activities in the six months ended March 31, 2008, was $132,000 compared to net cash used in operating activities in the six months ended March 31, 2009, of $153,000.

Investing Activities. In the six months ended March 31, 2008, the Company expended $5,000 on information technology.

Financing Activities. In the six months ended March 31, 2008, the Company acquired 313,623 shares of its Common Stock for $72,000, and in the three months ended December 31, 2008, the Company acquired 68,167 shares of its Common Stock for $11,000.

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

                             ALTEX INDUSTRIES, INC.

Date: May 12, 2009                     By: /s/ STEVEN H. CARDIN
                                       -----------------------------------------
                                       Steven H. Cardin
                                       Chief Executive Officer and Principal
                                       Financial Officer

                                 EXHIBIT INDEX

31.     Rule 13a-14(a)/15d-14(a) Certifications
32.     Section 1350 Certifications