Form 10-Q
period 2009-06-30
ALTEX INDUSTRIES INC
filed 2009-08-14
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to.

                         Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
                             ----------------------
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

                                 (303) 265-9312
                    ----------------------------------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]     Accelerated filer [ ]
Non-accelerated filer [ ]     Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

  Number of shares outstanding of issuer's Common Stock as of August 12, 2009:
                                   13,885,734

                                                       PART I
                                                FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET

                                                       ASSETS
                                                       ------
                                                                                            JUNE 30     SEPTEMBER 30
                                                                                             2009           2008
                                                                                          (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                                              $  4,043,000      4,291,000
  Accounts receivable                                                                           4,000          6,000
  Other                                                                                         3,000          7,000
                                                                                         ----------------------------
    Total current assets                                                                    4,050,000      4,304,000
                                                                                         ----------------------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                                    91,000         91,000
  Other                                                                                        38,000         38,000
                                                                                         ----------------------------
                                                                                              129,000        129,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance            (125,000)      (123,000)
                                                                                         ----------------------------
    Net property and equipment                                                                  4,000          6,000

OTHER ASSETS                                                                                    7,000          7,000
                                                                                         ----------------------------
                                                                                         $  4,061,000      4,317,000
                                                                                         ============================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                       $     19,000         23,000
  Other accrued expenses                                                                       34,000         37,000
                                                                                         ----------------------------
    Total current liabilities                                                                  53,000         60,000
                                                                                         ----------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                        --             --
  Common stock, $.01 par value. Authorized 50,000,000 shares, issued 13,953,901 shares        140,000        140,000
  Additional paid-in capital                                                               13,974,000     13,974,000
  Accumulated deficit                                                                     (10,095,000)    (9,857,000)
  Treasury shares, at cost, 68,167 shares at June 30, 2009                                    (11,000)            --
                                                                                         ----------------------------
                                                                                            4,008,000      4,257,000
                                                                                         ----------------------------
                                                                                         $  4,061,000      4,317,000
                                                                                         ============================

    See accompanying notes to consolidated, condensed financial statements.

                                       ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (UNAUDITED)

                                                                     Three Months Ended        Nine Months Ended
                                                                      June          30          June          30
                                                                      2009         2008         2009         2008
                                                                  -------------------------  ------------------------
Revenue
  Oil and gas sales                                               $    10,000       11,000       26,000       22,000
  Interest income                                                      18,000       20,000       64,000      100,000
                                                                  -------------------------  ------------------------
                                                                       28,000       31,000       90,000      122,000
                                                                  -------------------------  ------------------------
Costs and expenses
  Lease operating                                                       1,000        9,000        2,000       10,000
  Production taxes                                                      1,000        1,000        2,000        2,000
  General and administrative                                          109,000      103,000      322,000      311,000
  Reclamation, restoration, and dismantlement                               -        7,000            -       14,000
  Depreciation, depletion, amortization, and valuation allowance        1,000        1,000        2,000        3,000
                                                                  -------------------------  ------------------------
                                                                      112,000      121,000      328,000      340,000
                                                                  -------------------------  ------------------------
Net loss                                                          $   (84,000)     (90,000)    (238,000)    (218,000)
                                                                  =========================  ========================
Loss per share                                                    $    (0.006)      (0.006)      (0.017)      (0.015)
                                                                  =========================  ========================
Weighted average shares outstanding                                13,885,734   13,973,901   13,900,216   14,116,523
                                                                  =========================  ========================

    See accompanying notes to consolidated, condensed financial statements.

                               ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOW
                                             (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                      JUNE 30
                                                                                 2009         2008
                                                                              -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $ (238,000)   (218,000)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation, depletion, amortization, and valuation allowance                 2,000       3,000
    Decrease in accounts receivable                                                2,000           -
    Decrease in other current assets                                               4,000      58,000
    Increase (decrease) in accounts payable                                       (4,000)     14,000
    Decrease in other accrued expenses                                            (3,000)     (5,000)
                                                                              ----------------------
      Net cash used in operating activities                                     (237,000)   (148,000)
                                                                              -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Other additions to property and equipment                                            -      (5,000)
                                                                              -----------------------
    Net cash used in investing activities                                              -      (5,000)
                                                                              -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Acquisition of treasury stock                                                  (11,000)    (72,000)
                                                                              -----------------------
    Net cash used in financing activities                                        (11,000)    (72,000)
                                                                              -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (248,000)   (225,000)
                                                                              -----------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,291,000   4,597,000
                                                                              -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $4,043,000   4,372,000
                                                                              =======================

    See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2008 Annual Report on Form 10-KSB, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                              FINANCIAL CONDITION

Cash balances declined $248,000 in the nine months ended June 30, 2009, because the Company used $237,000 cash in operating activities in the nine months ended June 30, 2009, and acquired 68,167 shares of its Common Stock for $11,000 in the three months ended December 31, 2008. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a change in the interest rates the Company realizes on cash balances, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At August 12, 2009, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

                             RESULTS OF OPERATIONS

Interest income decreased from $20,000 in the three months ended June 30, 2008, to $18,000 in the three months ended June 30, 2009, and from $100,000 in the nine months ended June 30, 2008, to $64,000 in the nine months ended June 30, 2009, because of lower interest rates and lower cash balances. Lease operating expense decreased from $9,000 in the three months ended June 30, 2008, to $1,000 in the three months ended June 30, 2009, and from $10,000 in the nine months ended June 30, 2008, to $2,000 in the nine months ended June 30, 2009, because of reduced repairs and maintenance expense. The Company made two payments of $7,000 to the surface owner of its East Tisdale Field to secure a landowner release, one in the three months ended March 31, 2008, and one in the three months ended June 30, 2008, and, therefore, recognized $7,000 in reclamation, restoration, and dismantlement expense (" RR&D") in the three months ended June 30, 2008, and $14,000 in the nine months ended June 30, 2008. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

                        LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Included in net cash used in operating activities in the nine months ended June 30, 2008, is a decrease in other current assets of $58,000 and an increase in accounts payable of $14,000. Excluding these items, net cash used in operating activities in the nine months ended June 30, 2008, was $220,000 compared to net cash used in operating activities in the nine months ended June 30, 2009, of $237,000.

Investing Activities. In the nine months ended June 30, 2008, the Company expended $5,000 on information technology.

Financing Activities. In the nine months ended June 30, 2008, the Company acquired 313,623 shares of its Common Stock for $72,000, and in the three months ended December 31, 2008, the Company acquired 68,167 shares of its Common Stock for $11,000.

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

                             ALTEX INDUSTRIES, INC.


Date:   August 12, 2009                  By:   /s/ STEVEN H. CARDIN
                                         ---------------------------------------
                                         Steven H. Cardin
                                         Chief Executive Officer and
                                         Principal Financial Officer

                                 EXHIBIT INDEX

31.     Rule 13a-14(a)/15d-14(a) Certifications
32.     Section 1350 Certifications