Form 10-K
period 2009-09-30
ALTEX INDUSTRIES INC
filed 2009-12-18
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to.

                         Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                             84-0989164
--------------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)

                       PO Box 1057 Breckenridge CO 80424
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (303) 265-9312
                                                          --------------

      Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2009: $1,430,000

Number of shares outstanding of registrant's common stock as of December 17, 2009:13,885,734

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10-K are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; movements in interest rates; the market price of oil and natural gas; the risks associated with exploration and production; the Company's ability, or the ability of its operating subsidiary, Altex Oil Corporation ("AOC"), to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability and AOC's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

WELLS AND ACREAGE: At December 17, 2009, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. At December 17, 2009, the SHCSteven CardinFrom AII
- Audit - 2006 - Calculation of Gross and Net Acres - 061109.xls in Aud06Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural SHCSteven CardinFrom AII - Audit - 2006 - Calculation of Gross and Net Acres - 061109.xls in Aud06gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. All of the Company's production is located in Utah and Wyoming. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.



                                           Production

                     Net Production                 Average Price            Average Production
             -------------------------------  ------------------------           Cost Per
Fiscal Year    Oil (Bbls)       Gas (Mcf)       Oil (Bbls)    Gas (Mcf)   Equivalent Barrel ("BOE")
-----------  ---------------  --------------  -------------  ---------- ---------------------------

       2009                *           2,000  NA             $     3.47  $                     3.01
-----------  ---------------  --------------  -------------  ----------  --------------------------
       2008                *           2,000  NA                   6.33                       21.01
-----------  ---------------  --------------  -------------  ----------  --------------------------
       2007                *           3,000  NA                   7.00                        6.00
---------------------------------------------------------------------------------------------------

*Less than 1,000 barrels.

DRILLING ACTIVITY: The Company did not participate in the drilling of any wells during the year ended September 30, 2007 ("FY07"), the year ended September 30, 2008 ("FY08"), or the year ended September 30, 2009 ("FY09").

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "ALTX". Inter-dealer prices provided by the OTC Bulletin Board, which do not include retail mark-up, mark-down, or commission, and may not represent actual transactions, are listed in the table below.


                FY09                 FY08
         -------------------  -------------------
Quarter  High Bid   Low Bid   High Bid   Low Bid
-------  ---------  --------  ---------  --------
   1     $    0.18  $   0.11  $    0.23  $   0.21
-------  ---------  --------  ---------  --------
   2          0.12      0.07       0.23      0.19
-------  ---------  --------  ---------  --------
   3          0.13      0.07       0.22      0.16
-------  ---------  --------  ---------  --------
   4          0.15      0.08       0.20      0.17
-------  ---------  --------  ---------  --------

At December 17, 2009, there were approximately 4,000 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Cash balances decreased $327,000 during FY09 because the Company used $316,000 cash in operating activities and acquired 68,167 shares of its common stock for $11,000 in cash. At September 30, 2009, the Company reduced proved oil and gas properties and related accumulated depreciation, depletion, amortization, and valuation allowance by $23,000 to reflect final abandonment of wells in which the Company had owned small over-riding royalty interests. Also at September 30, 2009, the Company removed $21,000 from other property and equipment and related accumulated depreciation, depletion, amortization, and valuation allowance to reflect the abandonment of obsolete office equipment.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a decline from the current level of interest rates, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 17, 2009, the Company had no material commitments for capital expenditures.

During FY08 the Bureau of Land Management, the State of Wyoming, and the surface owner of the area that had contained AOC's East Tisdale Field in Johnson County, Wyoming (the "Field"), agreed that AOC had completed restoration and reclamation of the area that had contained the Field. The Bureau of Land Management and the State of Wyoming have released AOC's bonds, and the surface owner has released AOC from any further liability in connection with the Field or the area that had contained the Field. The Company does not believe it will have any further liability in connection with the Field, although this cannot be assured.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

                                   LIQUIDITY

OPERATING ACTIVITIES. In FY08 and FY09 net cash used in operating activities was $225,000 and $316,000, respectively.

INVESTING ACTIVITIES. In FY08 and FY09 the Company expended $5,000 and nil on information technology equipment, respectively.

FINANCING ACTIVITIES. In FY08 the Company expended $76,000 to acquire 333,623 shares of its common stock, and in FY09 the Company expended $11,000 to acquire 68,167 shares of its common stock.

                             RESULTS OF OPERATIONS

Oil and gas sales increased from $34,000 in FY08 to $48,000 in FY09 because of increased production. Interest income decreased from $120,000 in FY08 to $81,000 in FY09 because of lower cash balances and lower interest rates. Lease operating expense decreased from $13,000 in FY08 to $3,000 in FY09 because of lower repair and maintenance expense. General and administrative expense increased from $418,000 in FY08 to $437,000 in FY09 principally because of higher payroll and contract labor expense. Revenue was $154,000 and $129,000 in FY08 and FY09, respectively, and expenses were $457,000 and $446,000 in FY08 and FY09, respectively, resulting in a net loss of $303,000 and $317,000 in FY08 and FY09, respectively.

At the current levels of net oil and gas production, cash balances and interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements follow the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

ITEM 9B.    OTHER INFORMATION

None.

                                    PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Mr. Steven H. Cardin, 59, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 58 , a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 53, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.


             SUMMARY COMPENSATION TABLE

Name and Principal Position  Year  Salary($)  Total($)
---------------------------  ----  ---------  --------

Steven H. Cardin, CEO        2009    269,378   269,378
---------------------------  ----  ---------  --------
Steven H. Cardin, CEO        2008    256,551   256,551
---------------------------  ----  ---------  --------

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


              DIRECTOR COMPENSATION

                    Fees Earned or
Name                Paid in Cash($)    Total($)
------------------  ---------------  -----------
Jeffrey S. Chernow           12,000       12,000
------------------  ---------------  -----------
Stephen F. Fante             12,000       12,000
------------------  ---------------  -----------

Each Director who is not also an officer of the Company receives $1,000 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning each person who, as of December 17, 2009, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of December 17, 2009, by all Directors and executive officers and by all Directors and executive officers as a group.

                                                              Shares of
                                                            Common Stock
                                                            Beneficially    Percent
Name and Address of Beneficial Owner                           Owned       of Class
----------------------------------------------------------  -------------  ---------
Steven H. Cardin (Director and Executive Officer)POB 1057
  Breckenridge CO 80424-1057                                    7,233,866     52.10%
----------------------------------------------------------  -------------  ---------
All Directors and Executive Officers as a Group (1 Person)      7,233,866     52.10%
----------------------------------------------------------  -------------  ---------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. Billed for FY09: $9,375. Billed for FY08: $9,000.

AUDIT-RELATED FEES. None.

TAX FEES. None.

ALL OTHER FEES. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company's Audit Committee. During FY09 and FY08 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company's principal accountant.

                                    PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3(i) Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii) Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985
      Proxy Statement
10 Summary of Employment Agreement between the Company and Steven H. Cardin - Incorporated herein by reference to Form 10-K for fiscal year ended September 30, 2006
14 Code of Ethics - Incorporated herein by reference to Form 10-K for fiscal year ended September 30, 2003
21 List of subsidiaries - Incorporated herein by reference to Form 10-K for fiscal year ended September 30, 1997
31    Rule 13a-14(a)/15d-14(a) Certifications
32    Section 1350 Certifications

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALTEX INDUSTRIES, INC.

                                           /s/ STEVEN H. CARDIN
                                           -------------------------------------
                                           By:  Steven H. Cardin, CEO

                                           Date: December 17, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           /s/ STEVEN H. CARDIN
                                           -------------------------------------
                                           By:  Steven H. Cardin,
                                                Director, Principal Executive
                                                Officer, Principal Financial
                                                Officer, and Principal
                                                Accounting Officer

                                           Date: December 17, 2009

                                           /s/ STEPHEN F. FANTE
                                           -------------------------------------
                                           By: Stephen F. Fante, Director

                                           Date: December 17, 2009

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTEX INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and subsidiary as of September 30, 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altex Industries, Inc. and subsidiary as of September 30, 2009, and the consolidated results of its operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
December 4, 2009
                                                          /s/ Comiskey & Company
                                                        PROFESSIONAL CORPORATION


                                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEET



                                          ASSETS
                                          ------
                                                                                              SEPTEMBER 30
                                                                                           2009           2008
CURRENT ASSETS
  Cash and cash equivalents                                                         $   3,964,000   $ 4,291,000
  Accounts receivable                                                                       9,000         6,000
  Other                                                                                     3,000         7,000
                                                                                    ----------------------------
    Total current assets                                                                3,976,000     4,304,000
                                                                                    ----------------------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method) (Notes 6 and 7)                68,000        91,000
  Other                                                                                    17,000        38,000
                                                                                    ----------------------------
                                                                                           85,000       129,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance         (82,000)     (123,000)
                                                                                    ----------------------------
    Net property and equipment                                                              3,000         6,000

OTHER ASSETS                                                                                5,000         7,000

                                                                                    ----------------------------
                                                                                    $   3,984,000   $ 4,317,000
                                                                                    ----------------------------


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                  $      19,000        23,000
  Other accrued expenses                                                                   36,000        37,000
                                                                                    ----------------------------
    Total current liabilities                                                              55,000        60,000
                                                                                    ----------------------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                    --            --
  Common stock, $.01 par value. Authorized 50,000,000 shares, 13,885,734 shares
     issued and outstanding                                                               139,000       140,000
  Additional paid-in capital                                                           13,964,000    13,974,000
  Accumulated deficit                                                                 (10,174,000)   (9,857,000)
                                                                                    ----------------------------
                                                                                        3,929,000     4,257,000
                                                                                    ----------------------------
                                                                                    $   3,984,000     4,317,000
                                                                                    ----------------------------

          See accompanying notes to consolidated financial statements.



                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED SEPTEMBER 30

                                                    2009         2008
                                               --------------------------
REVENUE
  Oil and gas sales                             $    48,000       34,000
  Interest (Note 3)                                  81,000      120,000
                                                -------------------------
                                                    129,000      154,000
                                                -------------------------
COSTS AND EXPENSES
  Lease operating                                     3,000       13,000
  Production taxes                                    3,000        3,000
  General and administrative (Note 3)               437,000      418,000
  Reclamation, restoration, and dismantlement             -       19,000
  Depreciation, depletion, and amortization           3,000        4,000
                                                -------------------------
                                                    446,000      457,000
                                                -------------------------
NET LOSS                                           (317,000)    (303,000)
                                                -------------------------

LOSS PER SHARE OF COMMON STOCK                  $    (0.023)      (0.022)
                                                -------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING              13,896,566   14,080,290
                                                -------------------------


          See accompanying notes to consolidated financial statements.



                                        ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED SEPTEMBER 30



                                                                 ADDITIONAL                                 TOTAL
                                                                  PAID-IN    ACCUMULATED   TREASURY    STOCKHOLDERS'
                                             COMMONSTOCK          CAPITAL      DEFICIT       STOCK        EQUITY
                                          SHARES      AMOUNT
                                        -----------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2007          14,287,524   $143,000   14,047,000    (9,554,000)                  4,636,000
Net loss                                                                        (303,000)                   (303,000)
Acquisition of treasury stock, 333,623
  shares at $0.228 per share                                                                (76,000)         (76,000)
Retirement of treasury stock              (333,623)    (3,000)     (73,000)                  76,000
                                        -----------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2008          13,953,901   $140,000   13,974,000    (9,857,000)             $    4,257,000
                                        -----------------------------------------------------------------------------
Net loss                                                                        (317,000)                   (317,000)
Acquisition of treasury stock,68,167
  shares at $0.164 per share                                                                (11,000)         (11,000)
Retirement of treasury stock               (68,167)    (1,000)     (10,000)                  11,000
                                        -----------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2009          13,885,734   $139,000   13,964,000   (10,174,000)             $    3,929,000
                                        -----------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


                                      ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            YEARS ENDED SEPTEMBER 30

                                                                                             2009         2008
                                                                                          -----------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                                                $ (317,000)   (303,000)
  Adjustments to reconcile net loss to net cash provided used in operating activities
    Depreciation, depletion, and amortization                                                  3,000       4,000
    Increase in accounts receivable                                                           (3,000)     (2,000)
    Decrease in other current assets                                                           4,000      58,000
    Decrease in other assets                                                                   2,000       1,000
    Increase (decrease) in accounts payable                                                   (4,000)     16,000
    Increase (decrease) in accrued production costs                                           (1,000)      1,000
                                                                                          -----------------------
      Net cash used in operating activities                                                 (316,000)   (225,000)
                                                                                          -----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Additions to other property and equipment                                                        -      (5,000)
                                                                                          -----------------------
                                                                                                   -      (5,000)
                                                                                          -----------------------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Acquisition of treasury stock                                                              (11,000)    (76,000)
                                                                                          -----------------------
                                                                                             (11,000)    (76,000)
                                                                                          -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (327,000)   (306,000)
                                                                                          -----------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             4,291,000   4,597,000
                                                                                          -----------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $3,964,000   4,291,000
                                                                                          -----------------------

          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 AND 2008

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

INCOME TAXES: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2009.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 AND 2008

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

RECENT ACCOUNTING PRONOUNCEMENTS:

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification ("ASC") 105-10, "Generally Accepted Accounting Principles." ASC 105-10 establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusion on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, the Company adopted guidance issued by the FASB and included in ASC 855-10 "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (see Note 8).

In February 2007 the FASB issued guidance now included in ASC 825-10 "Financial Instruments," which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company has not currently elected the fair value option for non-financial instruments and is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 2 - INCOME TAXES. At September 30, 2009, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward ("NOL") of $894,000. $274,000, $303,000, and $317,000 of this NOL expire in the years 2027,
2028, and 2029, respectively. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2009, computed in accordance with the Income Tax topic (Topic 740) of the Codification, is as follows:


DEFERRED TAX ASSETS
  Depletion carryforward                                              $ 301,000
  Net operating loss carryforward                                       313,000
                                                                      ----------
TOTAL NET DEFERRED TAX ASSETS                                           614,000
  Less valuation allowance                                             (614,000)
                                                                      ----------
NET DEFERRED TAX ASSET                                                $       -
                                                                      ----------

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 AND 2008


                                                              2009       2008
                                                           ---------------------

Tax benefit at 35% of net earnings                         $(111,000)  (106,000)
State income tax, net of Federal benefit                           -          -
Change in valuation allowance for net deferred tax assets    111,000    107,000
Other                                                              -     (1,000)
                                                           ---------------------
Income tax expense                                         $       -          -
                                                           ---------------------

As of September 30, 2009, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2009, the Company's tax years that remain subject to examination are 2006 - 2009 (Federal jurisdiction) and 2005 - 2009 (state jurisdictions).

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

NOTE 4 - MAJOR CUSTOMERS. In 2009 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 89% of oil and gas sales. In 2009 the two customers individually accounted for 74% and 15% of oil and gas sales. In 2008 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 82% of oil and gas sales. In 2008 the three customers individually accounted for 36%, 23%, and 23% of oil and gas sales.

NOTE 5 - LEASES. The Company rents office space under a noncancellable operating lease that expires April 30, 2010. Required future payments under the lease are $5,000. In 2009 the Company incurred rent expense of $25,000, and in 2007 the Company incurred rent expense of $21,000.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT (RR&D). During the year ending September 30, 2008, the Bureau of Land Management, the State of Wyoming, and the surface owner of the area that had contained AOC's East Tisdale Field in Johnson County, Wyoming, agreed that AOC had completed restoration and reclamation of the area that had contained the Field. The Bureau of Land Management and the State of Wyoming have released AOC's bonds, and the surface owner has released AOC from any further liability in connection with the Field or the area that had contained the Field. AOC does not believe it will have any further liability in connection with the Field, although this cannot be assured. The Company accounts for its remaining RR&D costs in accordance with ASC Topic 410 "Asset Retirement and Environmental Obligations." ASC 410 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2009 and 2008, the plugging and abandonment liability was not material to the financial statements.

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

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 AND 2008

I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES


                                                                             September 30, 2009
                                                                            -------------------
Proved properties                                                           $            68,000
Accumulated depreciation, depletion, amortization, and valuation allowance              (68,000)
                                                                            --------------------
Net capitalized cost                                                        $                 -
                                                                            --------------------

II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES


                                                                         Oil in Barrels  Gas in Mcfs
                                                                         ---------------------------
Balance at September 30, 2007                                                        -            -
Balance at September 30, 2008                                                        -            -
Balance at September 30, 2009                                                        -            -

III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE


                                                                             At September 30
                                                                           2009            2008
                                                                      ------------------------------
Estimated future revenue                                              $          -                -
                                                                      ------------------------------
Estimated future expenditures                                                    -                -
Estimated future net revenue                                                     -                -
10% annual discount of estimated future net revenue                              -                -
                                                                      ------------------------------
Present value of estimated future net revenue                         $          -                -
                                                                      ------------------------------

IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE


                                                                          Year ended September 30
                                                                           2009            2008
                                                                      ------------------------------
Present value of estimated future net revenue, beginning of year      $          -                -
Sales, net of production costs                                                   -                -
Sales of minerals in place                                                       -                -
Net change in prices and costs of future production                              -                -
Revisions of quantity estimates                                                  -                -
Accretion of discount                                                            -                -
Change in production rates and other                                             -                -
                                                                      ------------------------------
Present value of estimated future net revenue, end of year            $          -                -
                                                                      ------------------------------

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2009 AND 2008

NOTE 8 - SUBSEQUENT EVENTS. Effective October 1, 2009, the Company purchased a 4.4% override in the Glo Field in Campbell County, Wyoming for $275,000. The Company has evaluated subsequent events from the September 30, 2009, balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission. No events (other than as disclosed above) occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.

                                 EXHIBIT INDEX

31     Rule  13a-14(a)/15d-14(a)  Certifications
32     Section  1350  Certifications