Form 10-Q
period 2010-06-30
ALTEX INDUSTRIES INC
filed 2010-08-12
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from__to__.

                         Commission file number 1-9030

                             ALTEX INDUSTRIES, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                              84-0989164
   -------------------------------        -------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

                    PO Box 1057  Breckenridge CO  80424-1057
              ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (303) 265-9312
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Large accelerated filer [ ]                Accelerated filer [ ]
     Non-accelerated filer [ ]                  Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

  Number of shares outstanding of issuer's Common Stock as of August 11, 2010:
                                   13,885,734

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                    ASSETS
                                                    ------
                                                                                       June 30     September 30
                                                                                        2010          2009
                                                                                     (Unaudited)    (Audited)
CURRENT ASSETS
  Cash and cash equivalents                                                         $  3,445,000     3,964,000
  Accounts receivable                                                                     13,000         9,000
  Other                                                                                    4,000         3,000
                                                                                    ---------------------------
    Total current assets                                                               3,462,000     3,976,000
                                                                                    ---------------------------



PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                              359,000        68,000
  Other                                                                                   17,000        17,000
                                                                                    ---------------------------
                                                                                         376,000        85,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance        (84,000)      (82,000)
                                                                                    ---------------------------
    Net property and equipment                                                           292,000         3,000

OTHER ASSETS                                                                               5,000         5,000

                                                                                    ---------------------------
                                                                                    $  3,759,000     3,984,000
                                                                                    ---------------------------


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                  $     20,000        19,000
  Other accrued expenses                                                                  33,000        36,000
                                                                                    ---------------------------
    Total current liabilities                                                             53,000        55,000
                                                                                    ---------------------------



STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                   --            --
  Common stock, $.01 par value. Authorized 50,000,000 shares, 13,885,734 shares
    issued and outstanding                                                               139,000       139,000
    Additional paid-in capital                                                        13,964,000    13,964,000
    Accumulated deficit                                                              (10,397,000)  (10,174,000)
                                                                                    ---------------------------
                                                                                       3,706,000     3,929,000
                                                                                    ---------------------------
                                                                                    $  3,759,000     3,984,000
                                                                                    ---------------------------

    See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                        Three Months Ended          Nine Months Ended
                                                                             June 30                     June 30
                                                                        2010         2009           2010        2009
                                                                    -------------------------    ----------------------
Revenue
  Oil and gas sales                                                 $    30,000       10,000         81,000     26,000
  Interest income                                                        10,000       18,000         34,000     64,000
  Other income                                                            3,000            -          3,000          -
                                                                    -------------------------    ----------------------
                                                                         43,000       28,000        118,000     90,000
                                                                    -------------------------    ----------------------
Costs and expenses
  Lease operating                                                         1,000        1,000          3,000      2,000
  Production taxes                                                        3,000        1,000          8,000      2,000
  General and administrative                                            106,000      109,000        328,000    322,000
  Depreciation, depletion, amortization, and valuation allowance              -        1,000          2,000      2,000
                                                                    -------------------------    ----------------------
                                                                        110,000      112,000        341,000    328,000
                                                                    -------------------------    ----------------------
Net loss                                                            $   (67,000)     (84,000)      (223,000)  (238,000)
                                                                    =========================    ======================
Loss per share                                                      $    (0.005)      (0.006)        (0.016)    (0.017)
                                                                    =========================    ======================
Weighted average shares outstanding                                  13,885,734   13,885,734     13,885,734   13,900,216
                                                                    =========================    ======================

     See accompanying notes to consolidated, condensed financial statements.

                    ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                                       Nine months Ended
                                                                            June 30
                                                                       2010         2009
                                                                    -----------------------
Cash flows from operating activities
  Net loss                                                          $ (223,000)   (238,000)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation, depletion, amortization, and valuation allowance       2,000       2,000
    (Increase) decrease in accounts receivable                          (4,000)      2,000
    (Increase) decrease in other current assets                         (1,000)      4,000
    Increase (decrease) in accounts payable                              1,000      (4,000)
    Decrease in other accrued expenses                                  (3,000)     (3,000)
                                                                    -----------------------
      Net cash used in operating activities                           (228,000)   (237,000)
                                                                    -----------------------
Cash flows from investing activities
    Expenditures for oil and gas property acquisitions                (291,000)          -
                                                                    -----------------------
      Net cash used in investing activities                           (291,000)          -
                                                                    -----------------------
Cash flows from financing activities
                                                                    -----------------------
    Acquisition of treasury stock                                            -     (11,000)
                                                                    -----------------------
      Net cash used in financing activities                                  -     (11,000)
                                                                    -----------------------

Net decrease in cash and cash equivalents                             (519,000)   (248,000)
                                                                    -----------------------
Cash and cash equivalents at beginning of period                     3,964,000   4,291,000
                                                                    -----------------------
Cash and cash equivalents at end of period                          $3,445,000   4,043,000
                                                                    =======================

    See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2010, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2009 Annual Report on Form 10-K, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                              FINANCIAL CONDITION

Cash balances declined $519,000 in the nine months ended June 30, 2010, because the Company used $228,000 cash in operating activities and invested $291,000 in the acquisition of a 4.4% override in the Glo Field in Campbell County, Wyoming. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a change in the interest rates the Company realizes on cash balances, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At August 11, 2010, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

                             RESULTS OF OPERATIONS

Oil and gas sales increased from $10,000 in the three months ended June 30, 2009, to $30,000 in the three months ended June 30, 2010, and from $26,000 in the nine months ended June 30, 2009, to $81,000 in the nine months ended June 30, 2010, because of higher realized prices and higher quantities sold. Interest income decreased from $18,000 in the three months ended June 30, 2009, to $10,000 in the three months ended June 30, 2010, and from $64,000 in the nine months ended June 30, 2009, to $34,000 in the nine months ended June 30, 2010, because of lower interest rates and lower cash balances. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

                        LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash used in operating activities in the nine months ended June 30, 2009 and 2010, was $237,000 and $228,000, respectively.

Investing Activities. In the nine months ended June 30, 2010, the Company expended $291,000 for the acquisition of a 4.4% override in the Glo Field in Campbell County, Wyoming.

Financing Activities. In the nine months ended June 30, 2009, the Company acquired 68,167 shares of its Common Stock for $11,000.

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

                             ALTEX INDUSTRIES, INC.

Date: August 11, 2010                    By: /s/  STEVEN  H.  CARDIN
                                         ---------------------------------------
                                         Steven  H.  Cardin
                                         Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT  INDEX

31.  Rule 13a-14(a)/15d-14(a) Certifications
32.  Section 1350 Certifications