Form 10-K
period 2010-09-30
ALTEX INDUSTRIES INC
filed 2010-12-23
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2010

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

       Registrant's telephone number, including area code (303) 265-9312
                                                         ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2010: $920,000

Number of shares outstanding of registrant's common stock as of December 22, 2010, 2010:13,619,606

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

                                     PART I

ITEM 1. BUSINESS.

Altex Industries, Inc. (or the "Registrant" or the "Company," each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiary) is a holding company with one full-time employee that was incorporated in Delaware in 1985. Through its operating subsidiary, AOC, the Company currently owns interests, including working interests, in productive onshore oil and gas properties, has bought and sold producing oil and gas properties, and, to a lesser extent, has participated in the drilling of exploratory and development wells, and in recompletions of existing wells. Effective October 1, 2009, the Company purchased a 4.4% override in the Glo Field in Campbell County, Wyoming for $290,000, including expenses related to obtaining clear title.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. At December 22, 2010, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. At December 22, 2010, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. The Company did not participate in the drilling of any wells during the year ended September 30, 2008 ("FY08"), the year ended September 30, 2009 ("FY09"), or the year ended September 30, 2010 ("FY10"). At December 22, 2010, the Company was not engaged in any oil and gas operations of material importance. All of the Company's production is located in Utah and Wyoming. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

                                   PRODUCTION

               Net Production       Average Price
             ------------------  --------------------    Average Production
                Oil       Gas        Oil       Gas      Cost Per Equivalent
Fiscal Year   (Bbls)     (Mcf)     (Bbls)     (Mcf)       Barrel ("BOE")
-----------  --------  --------  ---------  ---------  ---------------------


       2010     2,000     2,000  $   63.17  $    4.97  $                1.68
-----------  --------  --------  ---------  ---------  ---------------------
       2009         *     2,000         NA       3.47                   3.01
-----------  --------  --------  ---------  ---------  ---------------------
       2008         *     2,000         NA       6.33                  21.01
----------------------------------------------------------------------------

*Less than 1,000 barrels.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. (REMOVED AND RESERVED).

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

                 FY10                 FY09
         -------------------  -------------------
Quarter  High Bid   Low Bid   High Bid   Low Bid
-------  ---------  --------  ---------  --------
   1     $    0.14  $   0.09  $    0.18  $   0.11
-------  ---------  --------  ---------  --------
   2          0.14      0.10       0.12      0.07
-------  ---------  --------  ---------  --------
   3          0.15      0.10       0.13      0.07
-------  ---------  --------  ---------  --------
   4          0.12      0.11       0.15      0.08
-------  ---------  --------  ---------  --------

At December 22, 2010, there were approximately 3,900 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years.


                                                               Issuer Purchases of Equity Securities

                                                  (a)          (b)              (c)                     (d)
                                                                            Total number           Maximum number
                                                 Total       Average       of shares (or          (or approximate
                                               number of      price       units) purchased    dollar value) of shares
                   Period                     shares (or    paid per    as part of publicly   (or units) that may yet
                                                units)      share (or     announced plans      be purchased under the
                                               purchased      unit)         or programs          plans or programs
--------------------------------------------  -----------  -----------  --------------------  ------------------------

July 1, 2010 through July 31, 2010                      -            -                     -                         -
--------------------------------------------  -----------  -----------  --------------------  ------------------------
August 1, 2010 through August 31, 2010                  -            -                     -                         -
--------------------------------------------  -----------  -----------  --------------------  ------------------------
September 1, 2010 through September 30, 2010      266,128  $     0.145                     -                         -
--------------------------------------------  -----------  -----------  --------------------  ------------------------

The Company has no publicly announced plan or program for the purchase of shares. In September 2010 the Company purchased 266,128 shares other than through a publicly announced plan or program in open-market transactions.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Cash balances decreased $637,000 during FY10 because the Company used $308,000 cash in operating activities, expended $290,000 on a 4.4% override in the Glo Field in Campbell County, Wyoming, and acquired 266,128 shares of its common stock for $39,000 in cash.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 22, 2010, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

                                   LIQUIDITY

OPERATING ACTIVITIES. In FY09 and FY10, net cash used in operating activities was $316,000 and $308,000, respectively.

INVESTING ACTIVITIES. In FY10, the Company expended $290,000 for the acquisition of an interest in a producing oil and gas property.

FINANCING ACTIVITIES. In FY09 the Company expended $11,000 to acquire 68,167 shares of its common stock, and in FY10 the Company expended $39,000 to acquire 266,128 shares of its common stock.

                             RESULTS OF OPERATIONS

Oil and gas sales increased from $48,000 in FY09 to $100,000 in FY10 because of increased production, primarily as a result of the acquisition of the override in the Glo FieldInterest income decreased from $81,000 in FY09 to $44,000 in FY10 because of lower cash balances and lower interest rates. Production taxes increased from $3,000 in FY09 to $10,000 in FY10 because of increased oil and gas sales. Depreciation, depletion, and amortization increased from $3,000 in FY09 to $23,000 in FY10 because of increased depletion resulting from the acquisition of the 4.4% override in the Glo Field in Campbell County, Wyoming.

At the current levels of net oil and gas production, cash balances, interest rates, and oil and gas prices, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements follow the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Mr. Steven H. Cardin, 60, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 59 , a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 54, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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


              SUMMARY COMPENSATION TABL

Name and Principal Position  Year   Salary    Total
                                     ($)       ($)
---------------------------  ----  --------  --------

Steven H. Cardin, CEO        2010   282,847   282,847
---------------------------  ----  --------  --------
Steven H. Cardin, CEO        2009   269,378   269,378
---------------------------  ----  --------  --------

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


                    DIRECTOR COMPENSATION

         Name          Fees Earned or Paid in Cash    Total
                                   ($)                 ($)
---------------------  ----------------------------  -------

Jeffrey S. Chernow                           12,000   12,000
---------------------  ----------------------------  -------
Stephen F. Fante                             12,000   12,000
---------------------  ----------------------------  -------

Each Director who is not also an officer of the Company receives $1,000 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning each person who, as of December 22, 2010, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of December 22, 2010, by all Directors and executive officers and by all Directors and executive officers as a group.


                        Name and Address of Beneficial Owner                          Shares of Common Stock   Percent
                                                                                        Beneficially Owned    of Class
------------------------------------------------------------------------------------  ----------------------  ---------

Steven H. Cardin (Director and Executive Officer) PO Box 1057 Breckenridge CO 80424                7,233,866     53.11%
------------------------------------------------------------------------------------  ----------------------  ---------
All Directors and Executive Officers as a Group (1 Person)                                         7,233,866     53.11%
------------------------------------------------------------------------------------  ----------------------  ---------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. Billed for FY10: $9,000. Billed for FY09: $9,375.

AUDIT-RELATED FEES. None.

TAX FEES. None.

ALL OTHER FEES. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company's Audit Committee. During FY10 and FY09 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company's principal accountant.

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

                                        Date: December 22, 2010

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        /s/ STEVEN H. CARDIN
                                        ----------------------------------------
                                        By: Steven H. Cardin, Director,
                                            Principal Executive Officer,
                                            Principal Financial Officer, and
                                            Principal Accounting Officer

                                        Date: December 22, 2010

                                        /s/ STEPHEN F. FANTE
                                        ----------------------------------------
                                        By: Stephen F. Fante, Director

                                        Date: December 22, 2010

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALTEX INDUSTRIES, INC.

We have audited the accompanying consolidated balance sheets of Altex Industries, Inc. and subsidiary as of September 30, 2010 and September 30, 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2010 and September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altex Industries, Inc. and subsidiary as of September 30, 2010 and September 30, 2009, and the consolidated results of its operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2010 and September 30, 2009, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
December 8, 2010
                                                          /s/ Comiskey & Company
                                                        PROFESSIONAL CORPORATION

                                                      ASSETS
                                                      ------
                                                                                             SEPTEMBER 30
                                                                                         2010            2009
CURRENT ASSETS
  Cash and cash equivalents                                                         $   3,327,000     3,964,000
  Accounts receivable                                                                      12,000         9,000
  Other                                                                                     4,000         3,000
                                                                                    ---------------------------
    Total current assets                                                                3,343,000     3,976,000
                                                                                    ---------------------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method) (Notes 6 and 7)               351,000        68,000
  Other                                                                                    17,000        17,000
                                                                                    ---------------------------
                                                                                          368,000        85,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance         (98,000)      (82,000)
                                                                                    ---------------------------
    Net property and equipment                                                            270,000         3,000

OTHER ASSETS                                                                                5,000         5,000

                                                                                    ---------------------------
                                                                                    $   3,618,000     3,984,000
                                                                                    ---------------------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      -------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                  $      23,000        19,000
  Other accrued expenses                                                                   35,000        36,000
                                                                                    ---------------------------
    Total current liabilities                                                              58,000        55,000
                                                                                    ---------------------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, and 6)

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                    --            --
  Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 13,885,734 at September 30, 2009, and 13,619,606 shares at
    September 30, 2010                                                                    136,000       139,000
  Additional paid-in capital                                                           13,928,000    13,964,000
  Accumulated deficit                                                                 (10,504,000)  (10,174,000)
                                                                                    ---------------------------
                                                                                        3,560,000     3,929,000
                                                                                    ---------------------------
                                                                                    $   3,618,000     3,984,000
                                                                                    ---------------------------


          See accompanying notes to consolidated financial statements.

                 ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED SEPTEMBER 30

                                                   2010        2009
                                              -------------------------
REVENUE
  Oil and gas sales                           $   100,000       48,000
  Interest (Note 3)                                44,000       81,000
  Other                                             3,000            -
                                              ------------------------
                                                  147,000      129,000
                                              ------------------------
COSTS AND EXPENSES
  Lease operating                                   3,000        3,000
  Production taxes                                 10,000        3,000
  General and administrative (Note 3)             441,000      437,000
  Depreciation, depletion, and amortization        23,000        3,000
                                              ------------------------
                                                  477,000      446,000
                                              ------------------------
NET LOSS                                         (330,000)    (317,000)
                                              ------------------------

LOSS PER SHARE OF COMMON STOCK                $    (0.024)      (0.023)
                                              ------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING            13,883,547   13,896,566
                                              ------------------------


          See accompanying notes to consolidated financial statements.

                                             ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   YEARS ENDED SEPTEMBER 30

                                                     COMMON STOCK        ADDITIONAL   ACCUMULATED   TREASURY        TOTAL
                                                                           PAID-IN      DEFICIT       STOCK     STOCKHOLDERS'
                                                   SHARES      AMOUNT      CAPITAL                                 EQUITY
                                                 ----------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2008                   13,953,901   $140,000   13,974,000    (9,857,000)             $    4,257,000
Net loss                                                                                 (317,000)                   (317,000)
Acquisition of treasury stock,
  68,167 shares at $0.164 per share                                                                  (11,000)         (11,000)
Retirement of treasury stock                        (68,167)    (1,000)     (10,000)                  11,000
                                                 ----------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2009                   13,885,734   $139,000   13,964,000   (10,174,000)             $    3,929,000
                                                 ----------------------------------------------------------------------------
Net loss                                                                                 (330,000)                   (330,000)
Acquisition of treasury stock,
  266,128 shares at $0.145 per share                                                                 (39,000)         (39,000)
Retirement of treasury stock                       (266,128)    (3,000)     (36,000)                  39,000
                                                 ----------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2010                   13,619,606   $136,000   13,928,000   (10,504,000)             $    3,560,000
                                                 ----------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.


                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED SEPTEMBER 30

                                                         2010         2009
                                                      -----------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                            $ (330,000)   (317,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation, depletion, and amortization              3,000       3,000
    Increase in accounts receivable                       (3,000)     (3,000)
    (Increase) decrease in other current assets           (1,000)      4,000
    Decrease in other assets                                   -       2,000
    Increase (decrease) in accounts payable                4,000      (4,000)
    Decrease in other accrued expenses                    (1,000)     (1,000)
                                                      -----------------------
      Net cash used in operating activities             (308,000)   (316,000)
                                                      -----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Expenditures for oil and gas property acquisitions    (290,000)          -
                                                      -----------------------
                                                        (290,000)          -
                                                      -----------------------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Acquisition of treasury stock                          (39,000)    (11,000)
                                                      -----------------------
                                                         (39,000)    (11,000)
                                                      -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (637,000)   (327,000)
                                                      -----------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          3,964,000   4,291,000
                                                      -----------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $3,327,000   3,964,000
                                                      -----------------------


          See accompanying notes to consolidated financial statements.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2010 AND 2009

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

NATURE OF OPERATIONS: Altex Industries, Inc., through its wholly-owned subsidiary, jointly referred to as "the Company," owns interests, including working interests, in productive oil and gas properties located in Utah and Wyoming. The Company's revenues are generated from interest income from cash deposits and from sales of oil and gas production. The Company's operations are significantly affected by changes in interest rates and oil and gas prices.

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

INCOME TAXES: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2010.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2010 AND 2009

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

NOTE 2 - INCOME TAXES. At September 30, 2010, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward ("NOL") of $1,224,000. $274,000, $303,000, $317,000, and $330,000 of this NOL expire in the years 2027, 2028, 2029, and 2030, respectively. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2010, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:


DEFERRED TAX ASSETS
  Depletion carryforward           $ 301,000
  Net operating loss carryforward    429,000
TOTAL NET DEFERRED TAX ASSETS        730,000
                                   ----------
  Less valuation allowance          (730,000)
                                   ----------
NET DEFERRED TAX ASSET             $       -
                                   ----------

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2010 AND 2009


                                                              2010       2009
                                                           ---------------------
Tax benefit at 35% of net earnings                         $(116,000)  (111,000)
                                                           ---------------------
State income tax, net of Federal benefit                           -          -
Change in valuation allowance for net deferred tax assets    116,000    111,000
                                                           ---------------------
Income tax expense                                         $       -          -
                                                           ---------------------

As of September 30, 2010, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2010, the Company's tax years that remain subject to examination are 2007 - 2010 (Federal jurisdiction) and 2006 - 2010 (state jurisdictions).

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

NOTE 4 - MAJOR CUSTOMERS. In 2010 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 86% of oil and gas sales. In 2010 the two customers individually accounted for 72% and 14% of oil and gas sales. In 2009 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 89% of oil and gas sales. In 2009 the two customers individually accounted for 74% and 15% of oil and gas sales.

NOTE 5 - LEASES. The Company rents office space under a noncancellable operating lease that expires June 30, 2011. Required future payments under the lease are $6,000. In 2010 the Company incurred rent expense of $8,000, and in 2009 the Company incurred rent expense of $25,000.

NOTE 6 - RECLAMATION, RESTORATION, AND DISMANTLEMENT (RR&D). The Company accounts for its RR&D costs in accordance with ASC Topic 410 "Asset Retirement and Environmental Obligations." ASC 410 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2010 and 2009, the plugging and abandonment liability was not material to the financial statements.

NOTE 7 - SUPPLEMENTAL FINANCIAL DATA - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Oil prices used are the average of the NYMEX settlement price for the spot month on the first day of each month of 2010, corrected to received price using a price differential. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryfor-wards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2010 AND 2009

I. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                                                 September 30, 2010
                                                                               ----------------------
Proved properties                                                              $              351,000
Accumulated depreciation, depletion, amortization, and valuation allowance                   (81,000)
                                                                               ----------------------
Net capitalized cost                                                           $              270,000
                                                                               ----------------------


II. ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                             Oil in Barrels          Gas in Mcfs
                                                        ---------------------------------------------
Balance at September 30, 2008                                              -                        -
Balance at September 30, 2009                                              -                        -
Balance at September 30, 2010                                         14,000                        -


III. PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                       At September 30
                                                                 2010                   2009
                                                        ---------------------------------------------
Estimated future revenue                                $            777,000                        -
Estimated future expenditures                                              -                        -
                                                        ---------------------------------------------
Estimated future net revenue                                         777,000                        -
10% annual discount of estimated future net revenue                 (409,000)                       -
                                                        ---------------------------------------------
Present value of estimated future net revenue           $            368,000                        -
                                                        ---------------------------------------------


IV. SUMMARY OF CHANGES IN PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

                                                                   Year ended September 30
                                                                 2010                   2009
                                                        ---------------------------------------------
Present value of estimated future net revenue,
  beginning of year                                     $                  -                        -
Sales, net of production costs                                       (87,000)                       -
Purchases of minerals in place                                       290,000                        -
Net change in prices and costs of future
  production                                                          (4,000)                       -
Revisions of quantity estimates                                       58,000                        -
Accretion of discount                                                      -                        -
Change in production rates and other                                 111,000                        -
                                                        ---------------------------------------------
Present value of estimated future net revenue,
  end of year                                           $            368,000                        -
                                                        ---------------------------------------------

                     ALTEX INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2010 AND 2009

NOTE 8 - SUBSEQUENT EVENTS. The Company has evaluated subsequent events from the September 30, 2010, balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission. No events occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.

                                 EXHIBIT INDEX

31  Rule  13a-14(a)/15d-14(a)  Certifications
32  Section  1350  Certifications