Form 10-Q
period 2010-12-31
ALTEX INDUSTRIES INC
filed 2011-02-11
CIK 775057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2010

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

Large accelerated filer [ ]                  Accelerated filer [ ]
Non-accelerated filer [ ]                    Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

 Number of shares outstanding of issuer's Common Stock as of February 9, 2011:
                                   13,619,606

                                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET

                                                     ASSETS
                                                     ------
                                                                                     DECEMBER 31    SEPTEMBER 30
                                                                                         2010           2010
                                                                                     (UNAUDITED)      (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                                         $   3,255,000      3,327,000
  Accounts receivable                                                                      12,000         12,000
  Other                                                                                     4,000          4,000
                                                                                    -----------------------------
    Total current assets                                                                3,271,000      3,343,000
                                                                                    -----------------------------

PROPERTY AND EQUIPMENT, AT COST
  Proved oil and gas properties (successful efforts method)                               351,000        351,000
  Other                                                                                    17,000         17,000
                                                                                    -----------------------------
                                                                                          368,000        368,000
  Less accumulated depreciation, depletion, amortization, and valuation allowance        (104,000)       (98,000)
                                                                                    -----------------------------
    Net property and equipment                                                            264,000        270,000

OTHER ASSETS                                                                                5,000          5,000

                                                                                    -----------------------------
                                                                                    $   3,540,000      3,618,000
                                                                                    =============================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                                  $      27,000         23,000
  Other accrued expenses                                                                   36,000         35,000
                                                                                    -----------------------------
    Total current liabilities                                                              63,000         58,000
                                                                                    -----------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued                    --             --
  Common stock, $.01 par value. Authorized 50,000,000 shares, 13,619,606 shares
    issued and outstanding                                                                136,000        136,000
  Additional paid-in capital                                                           13,928,000     13,928,000
  Accumulated deficit                                                                 (10,587,000)   (10,504,000)
                                                                                    -----------------------------
                                                                                        3,477,000      3,560,000
                                                                                    -----------------------------
                                                                                    $   3,540,000      3,618,000
                                                                                    =============================


                   See accompanying notes to consolidated, condensed financial statements.

                               ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                             (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   DECEMBER 31
                                                                              2010           2009
                                                                         -----------------------------

Revenue
  Oil and gas sales                                                      $      29,000         20,000
  Interest income                                                                9,000         12,000
  Other income                                                                   1,000             --
                                                                         -----------------------------
                                                                                39,000         32,000
                                                                         -----------------------------

Costs and expenses
  Lease operating                                                                2,000          1,000
  Production taxes                                                               3,000          2,000
  General and administrative                                                   111,000        117,000
  Depreciation, depletion, amortization, and valuation allowance                 5,000          1,000
                                                                         -----------------------------
                                                                               121,000        121,000
                                                                         -----------------------------
Net loss                                                                 $     (82,000)       (89,000)
                                                                         =============================
Loss per share                                                           $      (0.006)        (0.006)
                                                                         =============================
Weighted average shares outstanding                                         13,619,606     13,885,734
                                                                         =============================


                See accompanying notes to consolidated, condensed financial statements.

                                  ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOW
                                                (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                        DECEMBER 31
                                                                                    2010           2009
                                                                               -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $     (82,000)       (89,000)
    Adjustments to reconcile net loss to net cash used in operatingactivities
    Depreciation, depletion, amortization, and valuation allowance                     5,000          1,000
    Increase in accounts receivable                                                       --         (1,000)
    Increase (decrease) in accounts payable                                            4,000         (3,000)
    Decrease in other accrued expenses                                                 1,000         (2,000)
                                                                               -----------------------------
      Net cash used in operating activities                                          (72,000)       (94,000)
                                                                               -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for oil and gas property acquisitions                                      --       (288,000)
                                                                               -----------------------------
      Net cash used in investing activities                                               --       (288,000)
                                                                               -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                               -----------------------------
      Net cash used in financing activities                                               --             --
                                                                               -----------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (72,000)      (382,000)
                                                                               -----------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   3,327,000      3,964,000
                                                                               -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   3,255,000      3,582,000
                                                                               =============================


               See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED, CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2010, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2010 Annual Report on Form 10-K, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                              FINANCIAL CONDITION

Cash balances declined $72,000 in the three months ended December 31, 2010, because the Company used $72,000 cash in operating activities. In the three months ended December 31, 2009, cash declined $382,000 because the Company used $94,000 cash in operating activities and invested $288,000 in the acquisition of a 4.4% override in the Glo Field in Campbell County, Wyoming. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a change in the interest rates the Company realizes on cash balances, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 9, 2011, the Company had no material commitments for capital expenditures.

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

                        LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash used in operating activities in the three months ended December 31, 2010, was $72,000 compared to net cash used in operating activities in the three months ended December 31, 2009, of $94,000.

Investing Activities. In the three months ended December 31, 2019, the Company expended $288,000 for the acquisition of a 4.4% override in the Glo Field in Campbell County, Wyoming.

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

                             ALTEX INDUSTRIES, INC.

Date:   February  9,  2011           By:  /s/  STEVEN  H.  CARDIN
                                     -------------------------------------------
                                     Steven  H.  Cardin
                                     Chief Executive Officer and Principal
                                     Financial Officer

                                 EXHIBIT INDEX

31. Rule 13a-14(a)/15d-14(a) Certifications
32. Section 1350 Certifications