Form 10-Q
period 2011-03-31
ALTEX INDUSTRIES INC
filed 2011-05-06
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to  .

Commission file number 1-9030

ALTEX INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0989164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 1057 Breckenridge CO 80424-1057
(Address of principal executive offices) (Zip Code)

(303) 265-9312
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ] No [   ]

Number of shares outstanding of issuer's Common Stock as of May 3, 2011: 13,619,606

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	March 31	September 30
	2011	2010
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$3,184,000	3,327,000
Accounts receivable	15,000	12,000
Other	3,000	4,000
Total current assets	3,202,000	3,343,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	351,000	351,000
Other	17,000	17,000
Total property and equipment, at cost	368,000	368,000
Less accumulated depreciation, depletion, and amortization	(110,000)	(98,000)
Net property and equipment	258,000	270,000

Other assets	5,000	5,000

Total assets	3,465,000	3,618,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	31,000	23,000
Other accrued expenses	31,000	35,000
Total current liabilities	62,000	58,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 13,619,606	136,000	136,000
Additional paid-in capital	13,928,000	13,928,000
Accumulated deficit	(10,661,000)	(10,504,000)
Total stockholders' equity	3,403,000	3,560,000
Total stockholders' equity and liabilities	$3,465,000	3,618,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2011	2010	2011	2010
Revenue
Oil and gas sales	$33,000	31,000	62,000	51,000
Interest income	8,000	12,000	17,000	24,000
Other	1,000	-	2,000	-
Total revenue	42,000	43,000	81,000	75,000

Costs and expenses
Lease operating	1,000	1,000	3,000	2,000
Production taxes	3,000	3,000	6,000	5,000
General and administrative	106,000	105,000	217,000	222,000
Depreciation, depletion, and amortization	7,000	1,000	12,000	2,000
Total costs and expenses	117,000	110,000	238,000	231,000

Net loss	$(75,000)	(67,000)	(157,000)	(156,000)

Loss per share	(0.006)	(0.005)	(0.012)	(0.011)

Weighted average shares outstanding	13,619,606	13,885,734	13,619,606	13,885,734

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flow
(Unaudited)

	Six months ended
	March 31
	2011	2010
Cash flows used in operating activities
Net loss	$(157,000)	(156,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	12,000	2,000
Increase in accounts receivable	(3,000)	(3,000)
Decrease in other current assets	1,000	-
Increase in accounts payable	8,000	9,000
Decrease in other accrued expenses	(4,000)	(5,000)
Net cash used in operating activities	(143,000)	(153,000)

Cash flows used in investing activities
Expenditures for oil and gas property acquisitions	-	(290,000)
Total cash flows used in investing activities	-	(290,000)

Net decrease in cash and cash equivalents	(143,000)	(443,000)
Cash and cash equivalents at beginning of year	3,327,000	3,964,000
Cash and cash equivalents at end of year	$3,184,000	3,521,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated, Condensed Financial Statements
(Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2011, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2010 Annual Report on Form 10-K, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances declined $143,000 in the six months ended March 31, 2011, because the Company used $143,000 cash in operating activities. In the six months ended March 31, 2010, cash declined $443,000 because the Company used $153,000 cash in operating activities and invested $290,000 in the acquisition of a 4.4% override in the Glo Field in Campbell County, Wyoming. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a change in the interest rates the Company realizes on cash balances, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 3, 2011, the Company had no material commitments for capital expenditures.
The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense (“RR&D”). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

At the current level of cash balances and at current interest rates, the Company’s revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

Liquidity and Capital Resources

Operating Activities. Net cash used in operating activities in the six months ended March 31, 2011 and 2010, was $143,000 and $153,000, respectively.

Investing Activities. In the six months ended March 31, 2010, the Company expended $290,000 for the acquisition of a 4.4% override in the Glo Field in Campbell County, Wyoming.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s Exchange Act reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

31.	Rule 13a-14(a)/15d-14(a) Certifications
32.*	Section 1350 Certifications
101.xml*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	XBRL Taxonomy Extension Label Linkbase Document
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________
* Furnished. Not Filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTEX INDUSTRIES, INC.

Date: May 3, 2011	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer