Form 10-Q
period 2011-06-30
ALTEX INDUSTRIES INC
filed 2011-07-18
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, very Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Number of shares outstanding of issuer's Common Stock as of July 18, 2011: 13,619,606

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	June 30	September 30
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$3,097,000	3,327,000
Accounts receivable	11,000	12,000
Other	3,000	4,000
Total current assets	3,111,000	3,343,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	351,000	351,000
Other	17,000	17,000
Total property and equipment, at cost	368,000	368,000
Less accumulated depreciation, depletion, and amortization	(116,000)	(98,000)
Net property and equipment	252,000	270,000

Other assets	5,000	5,000

Total assets	3,368,000	3,618,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	14,000	23,000
Other accrued expenses	35,000	35,000
Total current liabilities	49,000	58,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 13,619,606	136,000	136,000
Additional paid-in capital	13,928,000	13,928,000
Accumulated deficit	(10,745,000)	(10,504,000)
Total stockholders' equity	3,319,000	3,560,000

Total stockholders' equity and liabilities	$3,368,000	3,618,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenue
Oil and gas sales	$26,000	30,000	88,000	81,000
Interest income	7,000	10,000	24,000	34,000
Other	3,000	3,000	5,000	3,000
Total revenue	36,000	43,000	117,000	118,000

Costs and expenses
Lease operating	-	1,000	3,000	3,000
Production taxes	2,000	3,000	8,000	8,000
General and administrative	112,000	106,000	329,000	328,000
Depreciation, depletion, and amortization	6,000	-	18,000	2,000
Total costs and expenses	120,000	110,000	358,000	341,000

Net loss	$(84,000)	(67,000)	(241,000)	(223,000)

Loss per share	$(0.006)	(0.005)	(0.018)	(0.016)

Weighted average shares outstanding	13,619,606	13,885,734	13,619,606	13,885,734

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flow
(Unaudited)
	Nine months ended
	June 30
	2011	2010
Cash flows used in operating activities
Net loss	$(241,000)	(223,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	18,000	2,000
(Increase) decrease in accounts receivable	1,000	(4,000)
(Increase) decrease in other current assets	1,000	(1,000)
Increase (decrease) in accounts payable	(9,000)	1,000
Decrease in other accrued expenses	-	(3,000)
Net cash used in operating activities	(230,000)	(228,000)

Cash flows used in investing activities
Expenditures for oil and gas property acquisitions	-	(291,000)
Total cash flows used in investing activities	-	(291,000)

Net decrease in cash and cash equivalents	(230,000)	(519,000)
Cash and cash equivalents at beginning of year	3,327,000	3,964,000
Cash and cash equivalents at end of year	$3,097,000	3,445,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated, Condensed Financial Statements
(Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2011, the cash flows for the nine months then ended, and the results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2010 Annual Report on Form 10-K, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances declined $230,000 in the nine months ended June 30, 2011, because the Company used $230,000 cash in operating activities. In the nine months ended June 30, 2010, cash declined $519,000 because the Company used $228,000 cash in operating activities and invested $291,000 in the acquisition of a 4.4% override in the Glo Field in Campbell County, Wyoming. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a change in the interest rates the Company realizes on cash balances, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 18, 2011, the Company had no material commitments for capital expenditures.

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

Liquidity and Capital Resources

Operating Activities. Net cash used in operating activities in the nine months ended June 30, 2011 and 2010, was $230,000 and $228,000, respectively.

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

ALTEX INDUSTRIES, INC.

Date: July 18, 2011	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer