Form 10-K
period 2011-09-30
ALTEX INDUSTRIES INC
filed 2011-12-19
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer
[   ] Accelerated Filer   [   ] Non-accelerated filer   [   ] Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]  No [   ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2011: $894,000

Number of shares outstanding of registrant's common stock as of December 19, 2011:13,619,606

“Safe Harbor” Statement under the United States

Private Securities Litigation Reform Act of 1995

Statements that are not historical facts contained in this Form 10-K are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; movements in interest rates; the market price of oil and natural gas; the risks associated with exploration and production; the Company’s ability, or the ability of its operating subsidiary, Altex Oil Corporation (“AOC”), to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company’s competitors; the Company’s ability and AOC’s ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein.

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

All of AOC’s interests are in properties operated by others. An interest owner in a property not operated by that interest owner must rely on information regarding the property provided by the operator, even though there can be no assurance that such information is complete, accurate, or current. In addition, an owner of a working interest in a property is potentially responsible for 100% of all liabilities associated with that property, regardless of the size of the working interest actually owned.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s estimated reserves at September 30, 2011, are 11,400 barrels of proved, developed oil reserves associated with the Company’s 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company’s registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. At December 19, 2011, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. At December 19, 2011, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. The Company did not participate in the drilling of any wells during the year ended September 30, 2009 (“FY09"), the year ended September 30, 2010 (“FY10"), or the year ended September 30, 2011 (“FY11"). At December 19, 2011, the Company was not engaged in any oil and gas operations of material importance. All of the Company’s production is located in Utah and Wyoming. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

Production

	Net Production		Average Price		Average Production Cost Per Equivalent Barrel ("BOE")
Fiscal Year	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
2011	2,000	2,000	$73.88	$4.35	$2.70
2010	2,000	2,000	63.17	4.97	1.68
2009	*	2,000	NA	3.47	3.01

*Less than 1,000 barrels.

Item 3. Legal Proceedings.

None.

Item 4. (Removed and Reserved).

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the OTCQB market under the symbol "ALTX". The high and low prices for the Company’s common stock for each quarter in the last two fiscal years are listed in the table below.

	FY11		FY10
Quarter	High Price	Low Price	High Price	Low Price
1	$0.16	$0.13	$0.21	$0.12
2	0.17	0.13	0.14	0.10
3	0.18	0.13	0.24	0.11
4	0.14	0.13	0.17	0.10

At December 19, 2011, there were approximately 3,900 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no publicly announced plan or program for the purchase of shares. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Cash balances decreased $743,000 during FY11 because the Company used $243,000 cash in operating activities and made a deposit of $500,000 in connection with a proposed investment, which deposit was returned subsequent to fiscal year end when the Company was unable to negotiate acceptable definitive agreements. Other accrued expenses increased $71,000 because the Company’s president deferred receipt of $70,000 in salary payable pursuant to his contract.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 19, 2011, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Liquidity

Operating Activities. In FY10 and FY11 net cash used in operating activities was $308,000 and $243,000, respectively.

Investing Activities. In FY10 the Company expended $290,000 for the acquisition of an interest in a producing oil and gas property. In FY11 the Company made a deposit of $500,000 in connection with a proposed investment, which deposit was returned subsequent to fiscal year end when the Company was unable to negotiate acceptable definitive agreements.

Financing Activities. In FY10 the Company expended $39,000 to acquire 266,128 shares of its common stock.

Results of Operations

Oil and gas sales increased from $100,000 in FY10 to $125,000 in FY11 principally because of higher realized prices. Interest income decreased from $44,000 in FY10 to $31,000 in FY11 because of lower cash balances and lower realized interest rates. General and administrative expense increased from $441,000 in FY10 to $461,000 in FY11 principally because of higher acquisition and salary expense.

At the current levels of net oil and gas production, cash balances, interest rates, and oil and gas prices, the Company’s revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s Exchange Act reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 9b.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance.

Mr. Steven H. Cardin, 61, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 60, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 55, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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

Item 11. Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)
Steven H. Cardin, CEO	2011	296,989	296,989
Steven H. Cardin, CEO	2010	282,847	282,847

Effective October 1, 2011, the Company renewed its Employment Agreement with Mr. Cardin. The Agreement has an initial term of five years and provides that Mr. Cardin is to receive an annual base salary of $200,000, escalating at no less than 3% per annum, and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at Mr. Cardin's election, in either cash or common stock of the Company at then fair market value.

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)
Jeffrey S. Chernow	12,000	12,000
Stephen F. Fante	12,000	12,000

Each Director who is not also an officer of the Company receives $1,000 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning each person who, as of December 19, 2011, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of December 19, 2011, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven H. Cardin (Director and Executive Officer) PO Box 1057 Breckenridge CO 80424	7,233,866	53.11%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	53.11%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14. Principal Accountant Fees and Services

Audit Fees. Billed for FY11: $9,646.72. Billed for FY10: $9,000.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company’s Audit Committee. During FY11 and FY10 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company’s principal accountant.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

3(i)	Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii)	Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985 Proxy Statement
10	Summary of Employment Agreement between the Company and Steven H. Cardin
14	Code of Ethics - Incorporated herein by reference to Form 10-K for fiscal year ended September 30, 2003
21	List of subsidiaries - Incorporated herein by reference to Form 10-K for fiscal year ended September 30, 1997
31	Rule 13a-14(a)/15d-14(a) Certifications
32*	Section 1350 Certifications
101.ins*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	XBRL Taxonomy Extension Label Linkbase Document
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document
____________
*Furnished. Not Filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.

/s/ STEVEN H. CARDIN
By: Steven H. Cardin, CEO

Date: December 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN H. CARDIN
By: Steven H. Cardin, Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date: December 19, 2011

/s/ STEPHEN F. FANTE
By: Stephen F. Fante, Director

Date: December 19, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Altex Industries, Inc.

We have audited the accompanying consolidated balance sheets of Altex Industries, Inc. and subsidiary as of September 30, 2011 and September 30, 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2011 and September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altex Industries, Inc. and subsidiary as of September 30, 2011 and September 30, 2010, and the consolidated results of its operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2011 and September 30, 2010, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
December 19, 2011
/s/ Comiskey & Company
PROFESSIONAL CORPORATION

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Balance Sheet

	September 30
	2011	2010
Assets
Current assets
Cash and cash equivalents	$2,584,000	3,327,000
Accounts receivable	14,000	12,000
Other (Note 3)	504,000	4,000
Total current assets	3,102,000	3,343,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method) (Notes 6 and 7)	350,000	351,000
Other	17,000	17,000
Total property and equipment, at cost	367,000	368,000
Less accumulated depreciation, depletion, and amortization	(122,000)	(98,000)
Net property and equipment	245,000	270,000

Other assets	4,000	5,000

Total assets	3,351,000	3,618,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	26,000	23,000
Other accrued expenses	106,000	35,000
Total current liabilities	132,000	58,000

Commitments and Contingencies (Notes 3, 5 and 6)	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 13,619,606	136,000	136,000
Additional paid-in capital	13,928,000	13,928,000
Accumulated deficit	(10,845,000)	(10,504,000)
Total stockholders' equity	3,219,000	3,560,000

Total stockholders' equity and liabilities	$3,351,000	3,618,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Operations
Years ended September 30

	2011	2010
Revenue
Oil and gas sales	$125,000	100,000
Interest income	31,000	44,000
Other	5,000	3,000
	161,000	147,000

Costs and expenses
Lease operating	4,000	3,000
Production taxes	12,000	10,000
General and administrative	461,000	441,000
Depreciation, depletion, and amortization	25,000	23,000
	502,000	477,000

Net loss	$(341,000)	(330,000)

Loss per share	$(0.025)	(0.024)

Weighted average shares outstanding	13,619,606	13,883,547

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years ended September 30

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2009	13,885,734	$139,000	13,964,000	(10,174,000)		$3,929,000
Net loss				(330,000)		(330,000)
Acquisition of treasury stock, 266,128 shares at $0.145 per share					(39,000)	(39,000)
Retirement of treasury stock	(266,128)	(3,000)	(36,000)		39,000
Balance at September 30, 2010	13,619,606	136,000	13,928,000	(10,504,000)		3,560,000
Net loss				(341,000)		(341,000)
Balance at September 30, 2011	13,619,606	$136,000	13,928,000	(10,845,000)		$3,219,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
Years ended September 30

	2011	2010
Cash flows used in operating activities
Net loss	$(341,000)	(330,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	25,000	23,000
Increase in accounts receivable	(2,000)	(3,000)
Increase in other current assets	-	(1,000)
Decrease in other assets	1,000	-
Increase in accounts payable	3,000	4,000
Increase (decrease) in other accrued expenses	71,000	(1,000)
	(243,000)	(308,000)

Cash flows used in investing activities
Expenditures for oil and gas property acquisitions	-	(290,000)
Deposit on potential investment subsequently terminated (Note 3)	(500,000)	-
	(500,000)	(290,000)

Cash flows from financing activities
Acquisition of treasury stock	-	(39,000)
	-	(39,000)

Net decrease in cash and cash equivalents	(743,000)	(637,000)
Cash and cash equivalents at beginning of year	3,327,000	3,964,000
Cash and cash equivalents at end of year	$2,584,000	3,327,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2011 and 2010

Note 1 - Nature of Operations and Summary of Significant Accounting Policies.

Nature of Operations: Altex Industries, Inc., through its wholly-owned subsidiary, jointly referred to as “the Company,” owns interests, including working interests, in productive oil and gas properties located in Utah and Wyoming. The Company’s revenues are generated from interest income from cash deposits and from sales of oil and gas production. The Company’s operations are significantly affected by changes in interest rates and oil and gas prices.

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

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2011.

Earnings Per Share: Earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year.

Concentrations of credit risk: The Company maintains significant amounts of cash and sometimes permits cash balances in national banking institutions to exceed FDIC limits.

Revenue recognition: Substantially all of the Company’s revenue is from interest income and sales of oil and gas production. Interest income is recognized when earned. Revenue from oil and gas production is recognized based on sales or delivery date.

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

Note 2 - Income Taxes. At September 30, 2011, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward ("NOL") of $1,496,000. $274,000, $303,000, $317,000, $330,000 and $272,000 of this NOL expire in the years 2027, 2028, 2029, 2030 and 2031, respectively. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2011, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:

Deferred Tax Assets
Depletion carryforward	$301,000
Net operating loss carryforward	524,000
Accrued shareholder salary	24,000
Total Net Deferred Tax Assets	849,000
Less valuation allowance	(849,000)
Net Deferred Tax Asset	$-

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2011	2010
Tax benefit at 35% of net earnings	$(119,000)	(116,000)
State income tax, net of Federal benefit	-	-
Change in valuation allowance for net deferred tax assets	119,000	116,000
Income tax expense	$-	-

As of September 30, 2011, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2011, the Company’s tax years that remain subject to examination are 2008 - 2011 (Federal jurisdiction) and 2007 - 2011 (state jurisdictions).

Note 3 - Related Party Transactions. Effective October 1, 2011, the Company entered into a five-year employment agreement with its president which provides for a base salary of $200,000 annually, plus escalations of not less than 3% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 20% of the Company’s earnings before income tax, payable, at his election, in cash or common stock of the Company at then fair market value. On August 31, 2011, the Company entered into a letter of intent, subject to negotiation of definitive agreements, regarding a potential $500,000 investment in a company in which the president’s brother-in-law owned 19% of the issued and outstanding common stock. In connection with the letter of intent, the Company transferred $500,000 to the target company. On October 21, 2011, the parties terminated negotiations, and the target company returned the $500,000 to the Company.

Note 4 - Major Customers. In 2011 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 82% of oil and gas sales. In 2011 the two customers individually accounted for 59% and 23% of oil and gas sales. In 2010 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 86% of oil and gas sales. In 2010 the two customers individually accounted for 72% and 14% of oil and gas sales.

Note 5 - Leases. The Company rents office space under a noncancellable operating lease that expires December 31, 2011. Required future payments under the lease are $2,000. In 2011 and 2010 the Company incurred rent expense of $8,000.

Note 6 - Reclamation, Restoration, and Dismantlement (RR&D). The Company accounts for its RR&D costs in accordance with ASC Topic 410 "Asset Retirement and Environmental Obligations." ASC 410 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2011 and 2010, the plugging and abandonment liability was not material to the financial statements.

Note 7 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Oil prices used are the average of the NYMEX settlement price for the spot month on the first day of each month of 2011, corrected to received price using a price differential. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

I. Capitalized Costs Relating to Oil and Gas Producing Activities

September 30, 2011
Proved properties	$350,000
Accumulated depreciation, depletion, amortization and valuation allowance	(105,000)
Net capitalized cost	$245,000

II. Estimated Quantities of Proved Oil and Gas Reserves

	Oil in Barrels	Gas in MCFs
Balance at September 30, 2010	14,000	-
Revisions of previous estimates	(600)	-
Production	(2,000)	-
Balance at September 30, 2011	11,400	-

III. Present Value of Estimated Future Net Revenue

	At September 30
	2011	2010
Estimated future revenue	$837,000	777,000
Estimated future expenditures	(90,000)	-
Estimated future net revenue	747,000	777,000
10% annual discount of estimated future net revenue	(345,000)	(409,000)
Present value of estimated future net revenue	$402,000	368,000

IV. Summary of Changes in Present Value of Estimated Future Net Revenue

	Year ended September 30
	2011	2010
Present value of estimated future net revenue, beginning of year	$368,000	-
Sales, net of production costs	(109,000)	(87,000)
Purchases of minerals in place	-	290,000
Net change in prices and cost of future production	81,000	(4,000)
Revisions of quantity estimates	(9,000)	58,000
Accretion of discount	37,000	-
Change in production rates and other	34,000	111,000
Present value of estimated future net revenue, end of year	$402,000	368,000

Note 8 - Subsequent Events. The Company has evaluated subsequent events from the September 30, 2011, balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission. Except for the events discussed in Note 3 - Related Party Transactions above, no events occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.