Form 10-Q
period 2011-12-31
ALTEX INDUSTRIES INC
filed 2012-02-10
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Number of shares outstanding of issuer's Common Stock as of February 9, 2012: 13,619,606

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	December 31	September 30
	2011	2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,943,000	2,584,000
Accounts receivable	13,000	14,000
Other	4,000	504,000
Total current assets	2,960,000	3,102,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	350,000	350,000
Other	17,000	17,000
Total property and equipment, at cost	367,000	367,000
Less accumulated depreciation, depletion, and amortization	(128,000)	(122,000)
Net property and equipment	239,000	245,000

Other assets	4,000	4,000

Total assets	3,203,000	3,351,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	18,000	26,000
Other accrued expenses	72,000	106,000
Total current liabilities	90,000	132,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 13,619,606	136,000	136,000
Additional paid-in capital	13,928,000	13,928,000
Accumulated deficit	(10,951,000)	(10,845,000)
Total stockholders' equity	3,113,000	3,219,000

Total stockholders' equity and liabilities	$3,203,000	3,351,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	December 31
	2011	2010
Revenue
Oil and gas sales	$23,000	29,000
Interest income	5,000	9,000
Other	-	1,000
Total revenue	28,000	39,000

Costs and expenses
Lease operating	1,000	2,000
Production taxes	2,000	3,000
General and administrative	125,000	111,000
Depreciation, depletion, and amortization	6,000	5,000
Total costs and expenses	134,000	121,000

Net loss	$(106,000)	(82,000)

Loss per share	$(0.008)	(0.006)

Weighted average shares outstanding	13,619,606	13,619,606

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flow
(Unaudited)
	Three months ended
	December 31
	2011	2010
Cash flows used in operating activities
Net loss	$(106,000)	(82,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	6,000	5,000
Decrease in accounts receivable	1,000	-
Increase (decrease) in accounts payable	(8,000)	4,000
Increase (decrease) in other accrued expenses	(34,000)	1,000
Net cash used in operating activities	(141,000)	(72,000)

Cash flows provided by investing activities
Deposit on potential investment subsequently terminated	500,000	-
Total cash flows provided by investing activities	500,000	-

Net increase (decrease) in cash and cash equivalents	359,000	(72,000)
Cash and cash equivalents at beginning of period	2,584,000	3,327,000
Cash and cash equivalents at end of period	$2,943,000	3,255,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated, Condensed Financial Statements
(Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2011, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2011 Annual Report on Form 10-K, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances increased $359,000 in the three months ended December 31, 2011, primarily because of a refund to the Company of a $500,000 cash deposit made in connection with a potential investment that was terminated. This was offset by $141,000 in cash used in operating activities. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a change in the interest rates the Company realizes on cash balances, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 9, 2012, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense (“RR&D”). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

General and administrative expense increased from $111,000 in the three months ended December 31, 2010, to $125,000 in the three months ended December 31, 2011, principally because a $24,000 decrease in salary expense was more than offset by a $43,000 increase in acquisition expense. At the current level of cash balances and at current interest rates, the Company’s revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

Liquidity and Capital Resources

Operating Activities. Net cash used in operating activities in the nine months ended December 31, 2011 and 2010, was $141,000 and $72,000, respectively.

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

ALTEX INDUSTRIES, INC.

Date: February 9, 2012	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer