Form 10-K
period 2012-09-30
ALTEX INDUSTRIES INC
filed 2012-12-14
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to               .

Commission file number 1-9030

ALTEX INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0989164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2012: $636,000

Number of shares outstanding of registrant's common stock as of December 7, 2012: 13,288,343

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

Item 1A.                   Risk Factors.

Not applicable.

Item 1B.                   Unresolved Staff Comments.

Not applicable.

Item 2.                      Properties.

The Company’s estimated reserves at September 30, 2012, are 5,200 barrels of proved, developed oil reserves associated with the Company’s 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company’s registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. At December 7, 2012, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. At December 7, 2012, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. The Company did not participate in the drilling of any wells during the year ended September 30, 2010 (“FY10"), the year ended September 30, 2011 (“FY11"), or the year ended September 30, 2012 (“FY12"). At December 7, 2012, the Company was not engaged in any oil and gas operations of material importance. All of the Company’s production is located in Utah and Wyoming. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

Production

	Net Production		Average Price		Average Production Cost Per Equivalent Barrel ("BOE")
Fiscal Year	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
2012	1,000	1,000	$76.67	$3.59	$5.62
2011	2,000	2,000	73.88	4.35	2.70
2010	2,000	2,000	63.17	4.97	1.68

Item 3.                      Legal Proceedings.

None.

Item 4.                      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the OTCQB Exchange under the symbol "ALTX". The high and low prices for the Company’s common stock for each quarter in the last two fiscal years are listed in the table below.

	FY12		FY11
Quarter	High Price	Low Price	High Price	Low Price
1	$0.13	$0.08	$0.16	$0.13
2	0.16	0.09	0.17	0.13
3	0.12	0.09	0.18	0.13
4	0.30	0.08	0.14	0.13

At December 7, 2012, there were approximately 3,900 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no publicly announced plan or program for the purchase of shares. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2012 through July 31, 2012	--	--	--	--
August 1, 2012, through August 31, 2012	--	--	--	--
September 1, 2012 through September 30, 2012	331,263	$0.132	--	--
Total	331,263	$0.132	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6.                       Selected Financial Data.

Not applicable.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In FY12 the Company used $188,000 cash in operating activities and also used $44,000 cash to acquire 331,263 shares of its Common Stock. Also in FY12, the Company received back a deposit of $500,000 cash it had made in connection with a proposed investment in FY11, when it was unable to negotiate acceptable definitive agreements. Consequently, cash balances increased $268,000 from $2,584,000 at September 30, 2011, to $2,852,000 at September 30, 2012. Excluding receipt of the deposit, cash balances declined $232,000. At September 30, 2011, other accrued expenses of $106,000 included $70,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president had elected to defer. During FY12 the Company paid its president the deferred $70,000 and also reversed an accrued liability of $26,000 for which the Company was no longer liable. At September 30, 2012, other accrued expenses of $195,000 includes $176,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $8,000 in related accrued payroll tax.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 7, 2012, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Liquidity

Operating Activities. In FY11 and FY12 net cash used in operating activities was $243,000 and $188,000, respectively.

Investing Activities. In FY11 the Company made a deposit of $500,000 in connection with a proposed investment, which deposit was returned in FY12 when the Company was unable to negotiate acceptable definitive agreements.

Financing Activities. In FY11 the Company expended $44,000 to acquire 331,263 shares of its common stock.

Results of Operations

Oil and gas sales decreased from $125,000 in FY11 to $103,000 in FY12 because of lower quantities sold. Interest income decreased from $31,000 in FY11 to $20,000 in FY12 because of lower realized interest rates. General and administrative expense decreased from $461,000 in FY11 to $386,000 in FY12 principally because the Company reduced the president’s salary from $297,000 in FY11 to $200,000 in FY12.

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

Item 9b.                    Other Information

None.
PART III

Item 10.                    Directors, Executive Officers, Promoters and Corporate Governance.

Mr. Steven H. Cardin, 62, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 61, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 56, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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

Item 11.                    Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)
Steven H. Cardin, CEO	2012	200,000	200,000
Steven H. Cardin, CEO	2011	296,989	296,989

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

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning each person who, as of December 7, 2012, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of December 7, 2012, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven H. Cardin (Director and Executive Officer) PO Box 1057 Breckenridge CO 80424	7,233,866	54.44%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	54.44%

Item 13.                     Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14.                     Principal Accountant Fees and Services

Audit Fees. Billed for FY12: $9,000. Billed for FY11: $9,646.72.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company’s Audit Committee. During FY12 and FY11 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company’s principal accountant.

PART IV

Item 15.                    Exhibits, Financial Statement Schedules

3(i)	Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii)	Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985 Proxy Statement
14	Code of Ethics - Incorporated herein by reference to Form 10-K for fiscal year ended September 30, 2003
21	List of subsidiaries - Incorporated herein by reference to Form 10-K for fiscal year ended September 30, 1997
31.	Rule 13a-14(a)/15d-14(a) Certifications
32.	Section 1350 Certifications
101.xml*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	XBRL Taxonomy Extension Label Linkbase Document
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: December 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN H. CARDIN

By: Steven H. Cardin, Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date: December 7, 2012

/s/ STEPHEN F. FANTE

By: Stephen F. Fante, Director

Date: December 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Altex Industries, Inc.

We have audited the accompanying consolidated balance sheets of Altex Industries, Inc. and subsidiary as of September 30, 2012 and September 30, 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2012 and September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altex Industries, Inc. and subsidiary as of September 30, 2012 and September 30, 2011, and the consolidated results of its operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2012 and September 30, 2011, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
December 7, 2012
/s/ Comiskey & Company
PROFESSIONAL CORPORATION

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Balance Sheet

	September 30
	2012	2011
Assets
Current assets
Cash and cash equivalents	$2,852,000	2,584,000
Accounts receivable	13,000	14,000
Other (Note 3)	15,000	504,000
Total current assets	2,880,000	3,102,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method) (Notes 6 and 7)	347,000	350,000
Other	17,000	17,000
Total property and equipment, at cost	364,000	367,000
Less accumulated depreciation, depletion, and amortization	(155,000)	(122,000)
Net property and equipment	209,000	245,000

Other assets	3,000	4,000

Total assets	3,092,000	3,351,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	12,000	26,000
Other accrued expenses	195,000	106,000
Total current liabilities	207,000	132,000

Commitments and Contingencies (Notes 3, 5 and 6)	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 13,288,343 and 13,619,606, respectively	133,000	136,000
Additional paid-in capital	13,887,000	13,928,000
Accumulated deficit	(11,135,000)	(10,845,000)
Total stockholders' equity	2,885,000	3,219,000

Total stockholders' equity and liabilities	$3,092,000	3,351,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Operations
Years ended September 30

	2012	2011
Revenue
Oil and gas sales	$103,000	125,000
Interest income	20,000	31,000
Other	26,000	5,000
	149,000	161,000

Costs and expenses
Lease operating	7,000	4,000
Production taxes	10,000	12,000
General and administrative	386,000	461,000
Depreciation, depletion, and amortization	36,000	25,000
	439,000	502,000

Net loss	$(290,000)	(341,000)

Loss per share	$(0.021)	$(0.025)

Weighted average shares outstanding	13,615,986	13,619,606

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years ended September 30

	Common Stock		Additional paid-in	Accumulated	Treasury	Total stockholders'
	Shares	Amount	capital	deficit	stock	equity
Balance at September 30, 2010	13,619,606	$136,000	13,928,000	(10,504,000)		$3,560,000
Net loss				(341,000)		(341,000)
Balance at September 30, 2011	13,619,606	136,000	13,928,000	(10,845,000)		3,219,000
Net loss				(290,000)		(290,000)
Acquisition of treasury stock, 331,263 shares at $0.132 per share					(44,000)	(44,000)
Retirement of treasury stock	(331,263)	(3,000)	(41,000)		44,000	-
Balance at September 30, 2012	13,288,343	$133,000	13,887,000	(11,135,000)	-	$2,885,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
Years ended September 30

	2012	2011
Cash flows used in operating activities
Net loss	$(290,000)	(341,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	36,000	25,000
Decrease (increase) in accounts receivable	1,000	(2,000)
Increase in other current assets	(11,000)	-
Decrease in other assets	1,000	1,000
(Decrease) increase in accounts payable	(14,000)	3,000
Increase in other accrued expenses	89,000	71,000
	(188,000)	(243,000)
Cash flows used in investing activities
Deposit on potential investment subsequently terminated (Note 3)	-	(500,000)
Refund of deposit on potential investment subsequently terminated (Note 3)	500,000
	500,000	(500,000)
Cash flows from financing activities
Acquisition of treasury stock	(44,000)	-
	(44,000)	-

Net increase (decrease) in cash and cash equivalents	268,000	(743,000)
Cash and cash equivalents at beginning of year	2,584,000	3,327,000
Cash and cash equivalents at end of year	$2,852,000	2,584,000

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

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2012.

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

Note 2 - Income Taxes. At September 30, 2012, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward ("NOL") of $1,680,000. $274,000, $303,000, $317,000, $330,000, $272,000, and $184,000 of this NOL expire in the years 2027, 2028, 2029, 2030, 2031 and 2032, respectively. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2012, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:

Deferred Tax Assets
Depletion carryforward	$301,000
Net operating loss carryforward	588,000
Accrued shareholder salary	62,000
Total Net Deferred Tax Assets	951,000
Less valuation allowance	(951,000)
Net Deferred Tax Asset	$-

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2012	2011
Tax benefit at 35% of net earnings	$(102,000)	(119,000)
State income tax, net of Federal benefit	-	-
Change in valuation allowance for net deferred tax assets	102,000	119,000
Income tax expense	$-	-

As of September 30, 2012, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2012, the Company’s tax years that remain subject to examination are 2009 - 2012 (Federal jurisdiction) and 2008 - 2012 (state jurisdictions).

Note 3 - Related Party Transactions. Effective October 1, 2011, the Company entered into a five-year employment agreement with its president which provides for a base salary of $200,000 annually, plus escalations of not less than 3% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 20% of the Company’s earnings before income tax, payable, at his election, in cash or common stock of the Company at then fair market value. On August 31, 2011, the Company entered into a letter of intent, subject to negotiation of definitive agreements, regarding a potential $500,000 investment in a company in which the president’s brother-in-law owned 19% of the issued and outstanding common stock. In connection with the letter of intent, the Company transferred $500,000 to the target company. On October 21, 2011, the parties terminated negotiations, and the target company returned the $500,000 to the Company. At September 30, 2012, other accrued expenses of $195,000 includes $176,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer.

Note 4 - Major Customers. In 2012 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 90% of oil and gas sales. In 2012 the three customers individually accounted for 46%, 23% and 21% of oil and gas sales. In 2011 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 82% of oil and gas sales. In 2011 the two customers individually accounted for 59% and 23% of oil and gas sales.

Note 5 - Leases. The Company rents office space under a cancellable operating lease that expires April 30, 2022. The Company may cancel upon 30 days written notice and the payment of a termination fee of $3,000. In 2012 the Company incurred rent expense of $11,000, and in 2011 the Company incurred rent expense of $8,000.

Note 6 - Reclamation, Restoration, and Dismantlement (RR&D). The Company accounts for its RR&D costs in accordance with ASC Topic 410 "Asset Retirement and Environmental Obligations." ASC 410 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2012 and 2011, the plugging and abandonment liability was not material to the financial statements.

Note 7 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Oil prices used are the average of the NYMEX settlement price for the spot month on the first day of each month of 2012, corrected to received price using a price differential. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

I. Capitalized Costs Relating to Oil and Gas Producing Activities
September 30, 2012
Proved properties	$347,000
Accumulated depreciation, depletion, amortization and valuation allowance	(138,000)
Net capitalized cost	$209,000

II. Estimated Quantities of Proved Oil and Gas Reserves

	Oil in Barrels	Gas in MCFs
Balance at September 30, 2010	14,000	-
Revisions of previous estimates	(600)	-
Production	(2,000)	-
Balance at September 30, 2011	11,400	-
Revisions of previous estimates	(5,200)	1,000
Production	(1,000)	(1,000)
Balance at September 30, 2012	5,200	-

III. Present Value of Estimated Future Net Revenue

	At September 30
	2012	2011
Estimated future revenue	$381,000	837,000
Estimated future expenditures	(46,000)	(90,000)
Estimated future net revenue	335,000	747,000
10% annual discount of estimated future net revenue	(122,000)	(345,000)
Present value of estimated future net revenue	$213,000	402,000

IV. Summary of Changes in Present Value of Estimated Future Net Revenue

	Year ended September 30
	2012	2011
Present value of estimated future net revenue, beginning of year	$402,000	$368,000
Sales, net of production costs	(86,000)	(109,000)
Net change in prices and cost of future production	57,000	81,000
Revisions of quantity estimates	(234,000)	(9,000)
Accretion of discount	40,000	37,000
Change in production rates and other	34,000	34,000
Present value of estimated future net revenue, end of year	$213,000	$402,000

Note 8 - Subsequent Events. The Company has evaluated subsequent events from the September 30, 2012, balance sheet date through the date these financial statements were filed with the Securities and Exchange Commission. No events occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements.