Form 10-Q
period 2013-03-31
ALTEX INDUSTRIES INC
filed 2013-05-10
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares outstanding of issuer's Common Stock as of May 10, 2013: 13,288,343

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
	March 30	September 30
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,824,000	2,852,000
Accounts receivable	10,000	13,000
Other	4,000	15,000
Total current assets	2,838,000	2,880,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	347,000	347,000
Other	17,000	17,000
Total property and equipment, at cost	364,000	364,000
Less accumulated depreciation, depletion, and amortization	(173,000)	(155,000)
Net property and equipment	191,000	209,000

Other assets	3,000	3,000

Total assets	3,032,000	3,092,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	13,000	12,000
Other accrued expenses	290,000	195,000
Total current liabilities	303,000	207,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 13,288,343	133,000	133,000
Additional paid-in capital	13,887,000	13,887,000
Accumulated deficit	(11,291,000)	(11,135,000)
Total stockholders' equity	2,729,000	2,885,000

Total liabilities and stockholders' equity	$3,032,000	3,092,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2013	2012	2013	2012
Revenue
Oil and gas sales	$15,000	35,000	43,000	58,000
Interest income	4,000	6,000	9,000	11,000
Total revenue	19,000	41,000	52,000	69,000

Costs and expenses
Lease operating	1,000	3,000	3,000	4,000
Production taxes	1,000	4,000	4,000	6,000
General and administrative	94,000	83,000	183,000	208,000
Depreciation, depletion, and amortization	9,000	6,000	18,000	12,000
Total costs and expenses	105,000	96,000	208,000	230,000

Net loss	$(86,000)	(55,000)	(156,000)	(161,000)

Loss per share	$(0.01)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding	13,288,343	13,619,606	13,288,343	13,619,606

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flow
(Unaudited)
	Six months ended
	March
	2013	2012
Cash flows used in operating activities
Net loss	$(156,000)	(161,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	18,000	12,000
Increase (decrease) in accounts receivable	3,000	(3,000)
Decrease in other current assets	11,000	1,000
Decrease in accounts payable	1,000	(6,000)
Increase in other accrued expenses	95,000	11,000
Net cash used in operating activities	(28,000)	(146,000)

Cash flows provided by investing activities
Deposit on potential investment subsequently terminated	-	500,000
Total cash flows provided by investing activities	-	500,000

Net increase (decrease ) in cash and cash equivalents	(28,000)	354,000
Cash and cash equivalents at beginning of period	2,852,000	2,584,000
Cash and cash equivalents at end of period	$2,824,000	2,938,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated, Condensed Financial Statements
(Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2013, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2012 Annual Report on Form 10-K, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances decreased $28,000 in the six months ended March 31, 2013, because the Company used $28,000 cash in operating activities in the six months ended March 31, 2013. In the six months ended March 31, 2012, the Company received back a deposit of $500,000 cash it had previously made in connection with a proposed investment that was subsequently terminated. Consequently, in the six months ended March 31, 2012, cash balances increased $354,000. Excluding receipt of the deposit, cash balances declined $146,000 in the six months ended March 31, 2012, because the Company used $146,000 cash in operating activities in the six months ended March 31, 2012. At March 31, 2013, $285,000 of other accrued expenses is accrued salary (and associated accrued payroll taxes) due the Company’s president pursuant to his employment agreement, which the Company’s president has elected to defer.

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

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 10 2013, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and reclamation, restoration, and dismantlement expense (“RR&D”). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

Oil and gas sales decreased from $35,000 in the three months ended March 31, 2012 (“Q2FY12”), to $15,000 in the three months ended March 31, 2013 (“Q2FY13”), and from $58,000 in the six months ended March 31, 2012, to $43,000 in the six months ended March 31, 2013, because of lower quantities sold and lower prices received. General and administrative expense increased from $83,000 in Q2FY12 to $94,000 in Q2FY13 principally because of increased insurance, office, and franchise tax expense. In the six months ended March 31, 2012, the Company recognized $43,000 in expense incurred in connection with unconsummated acquisitions. Excluding this expense, general and administrative expense increased from $165,000 in the six months ended March 31, 2012, to $183,000 in the six months ended March 31, 2013, principally because of increased salary, insurance, office, SEC filing, and franchise tax expense.

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

Liquidity and Capital Resources

Operating Activities. The Company used $146,000 and $28,000 cash in operating activities in the six months ended March 31, 2012 and 2013, respectively.

Investing Activities. Net cash provided by investing activities in the six months ended March 31, 2012 consisted of a refund to the Company of a $500,000 cash deposit made in connection with a potential investment that was subsequently terminated.

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

ALTEX INDUSTRIES, INC.

Date: May 10, 2013	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer