Form 10-K
period 2013-09-30
ALTEX INDUSTRIES INC
filed 2013-11-29
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2013: $552,000

Number of shares outstanding of registrant's common stock as of November 29, 2013: 13,229,888

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

Item 1A.                   Risk Factors.

Not applicable.

Item 1B.                   Unresolved Staff Comments.

Not applicable.

Item 2.                      Properties.

The Company’s estimated reserves at September 30, 2013, are 7,600 barrels of proved, developed oil reserves associated with the Company’s 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company’s registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. At November 29, 2013, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. At November 29, 2013, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. The Company did not participate in the drilling of any wells during the year ended September 30, 2011 (“FY11"), the year ended September 30, 2012 (“FY12"), or the year ended September 30, 2013 (“FY13"). At November 29, 2013, the Company was not engaged in any oil and gas operations of material importance. All of the Company’s production is located in Utah and Wyoming. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

Production

	Net Production		Average Price		Average Production Cost Per Equivalent Barrel ("BOE")
Fiscal Year	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
2013	1,000	1,000	$69.73	$3.77	$2.76
2012	1,000	1,000	76.67	3.59	5.62
2011	2,000	2,000	73.88	4.35	2.70

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

	FY13		FY12
Quarter	High Price	Low Price	High Price	Low Price
1	$0.11	$0.07	$0.13	$0.08
2	0.12	0.09	0.16	0.09
3	0.12	0.09	0.12	0.09
4	0.13	0.09	0.30	0.08

At November 29, 2013, there were approximately 3,800 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no publicly announced plan or program for the purchase of shares. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2013 through July 31, 2013	--	--	--	--
August 1, 2013, through August 31, 2013	--	--	--	--
September 1, 2013 through September 30, 2013	58,455	$0.11	--	--
Total	58,455	$0.11	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6.                      Selected Financial Data.

Not applicable.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In FY13 the Company used $60,000 cash in operating activities and $7,000 cash to acquire 58,455 shares of its common stock. In FY12 the Company used $188,000 cash in operating activities and $44,000 cash to acquire 331,263 shares of its common stock. Also in FY12, the Company received back a deposit of $500,000 cash it had made in connection with a proposed investment in FY11, when it was unable to negotiate acceptable definitive agreements. Consequently, cash balances decreased $67,000 from $2,852,000 at September 30, 2012, to $2,785,000 at September 30, 2013. Excluding receipt of the deposit, cash balances declined $232,000 during FY12. At September 30, 2013, other accrued expenses of $399,000 includes $376,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $17,000 in related accrued payroll tax. At September 30, 2012, other accrued expenses of $195,000 included $176,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president had elected to defer, as well as $8,000 in related accrued payroll tax.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At November 29, 2013, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Liquidity

Operating Activities. In FY12 and FY13 net cash used in operating activities was $188,000 and $60,000, respectively.

Investing Activities. In FY11 the Company made a deposit of $500,000 in connection with a proposed investment, which deposit was returned in FY12 when the Company was unable to negotiate acceptable definitive agreements.

Financing Activities. In FY12 the Company expended $44,000 to acquire 331,263 shares of its common stock. In FY13 the Company expended $7,000 to acquire 58,455 shares of its common stock.

Results of Operations

General and administrative expense (“G&A”) decreased from $386,000 in FY12 to $359,000 in FY13. Included in G&A in FY12 was $42,000 of expense related to an unconsummated acquisition. Excluding this expense, G&A increased $15,000 from $344,000 in FY12 to $359,000 in FY13 principally because of increased employee and insurance expense. Depreciation, depletion, and amortization expense decreased from $36,000 in FY12 to $21,000 in FY13 principally because of an upward revision in estimated quantities of proved oil and gas reserves in FY13.

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

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 27, 2013, Comiskey and Company (“Comiskey”) declined to stand for re-election as the Registrant’s principal accountant to audit the Registrant’s financial statements, and the Registrant appointed Malone Bailey LLP (“Malone Bailey”) as the Registrant’s principal accountant to audit the Registrant’s financial statements.

During the Registrant's two most recent fiscal years, Comiskey's report on the Registrant’s financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modi-fied as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended by the Audit Committee of the Board of Directors. During the Registrant's two most recent fiscal years and the subsequent interim period, there were no disagreements with Comiskey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Comiskey, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

There were no “reportable events” of the kinds listed in paragraphs (a)(1)(v) (A) through (D) of §229.304 that occurred within the Registrant’s two most recent fiscal years and any subsequent interim period preceding Comiskey’s declination to stand for reelection. None of the following kinds of events occurred within the Registrant’s two most recent fiscal years or any subsequent interim period preceding Comiskey’s declination to stand for reelection: (A) Comiskey’s having advised the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements do not exist; (B) Comiskey’s having advised the Registrant that information has come to Comiskey’s attention that has led it to no longer be able to rely on management’s representations, or that has made it unwilling to be associated with the financial statements prepared by management; (C)(1) Comiskey’s having advised the Registrant of the need to expand significantly the scope of its audit, or that information has come to Comiskey’s attention during the Registrant’s two most recent fiscal years or any subsequent interim period preceding Comiskey’s declination to stand for reelection, that if further investigated may: (i) Materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) Cause it to be unwilling to rely on management’s representations or be associated with the Registrant’s financial statements, and (2) Due to Comiskey’s declination to stand for reelection (due to audit scope limitations or otherwise), or for any other reason, Comiskey did not so expand the scope of its audit or conduct such further investigation; or (D)(1) Comiskey’s having advised the Registrant that information has come to Comiskey’s attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Comiskey’s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (2) Due to Comiskey’s declination to stand for re-election, or for any other reason, the issue has not been resolved to Comiskey’s satisfaction prior to its declination to stand for re-election.

During the Registrant’s two most recent fiscal years, and the subsequent interim periods prior to engaging Malone Bailey, neither the Registrant nor anyone on its behalf consulted Malone Bailey regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on the Registrant’s financial statements, or (3) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304) or a reportable event (as described in paragraph 304(a)(1)(v)).

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

Item 9b.                    Other Information

None.

PART III

Item 10.                    Directors, Executive Officers, Promoters and Corporate Governance.

Mr. Steven H. Cardin, 62, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 62, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 57, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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

Item 11.                    Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)
Steven H. Cardin, CEO	2013	206,000	206,000
Steven H. Cardin, CEO	2012	200,000	200,000

Effective October 1, 2012, the Company renewed its Employment Agreement with Mr. Cardin. The Agreement has an initial term of five years and provides that Mr. Cardin is to receive an annual base salary of $200,000, escalating at no less than 3% per annum, and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at Mr. Cardin's election, in either cash or common stock of the Company at then fair market value.

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

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning each person who, as of November 29, 2013, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of November 29, 2013, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven H. Cardin (Director and Executive Officer) PO Box 1057 Breckenridge CO 80424	7,233,866	54.68%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	54.68%

Item 13.                    Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14.                    Principal Accountant Fees and Services

Audit Fees. Incurred for FY13: $6,900. Incurred for FY12: $9,000.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company’s Audit Committee. During FY13 and FY12 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company’s principal accountant.

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

Date: November 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN H. CARDIN
By: Steven H. Cardin, Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date: November 29, 2013

/s/ STEPHEN F. FANTE
By: Stephen F. Fante, Director

Date: November 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Altex Industries, Inc.
Breckenridge, Colorado

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and its subsidiaries (collectively, “the Company”) as of September 30, 2013 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended September 30, 2013. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and its subsidiaries as of September 30, 2013 and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
November 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Altex Industries, Inc.

We have audited the accompanying consolidated balance sheets of Altex Industries, Inc. and subsidiary as of September 30, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altex Industries, Inc. and subsidiary as of September 30, 2012, and the consolidated results of its operations, changes in stockholders' equity and cash flows for the year ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
November 29, 2012
/s/ Comiskey & Company
PROFESSIONAL CORPORATION

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Balance Sheet

	September 30
	2013	2012
Assets
Current assets
Cash and cash equivalents	$2,785,000	2,852,000
Accounts receivable	13,000	13,000
Other	15,000	15,000
Total current assets	2,813,000	2,880,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method) (Notes 6 and 7)	347,000	347,000
Other	17,000	17,000
Total property and equipment, at cost	364,000	364,000
Less accumulated depreciation, depletion, and amortization	(176,000)	(155,000)
Net property and equipment	188,000	209,000

Other assets	2,000	3,000

Total assets	3,003,000	3,092,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	2,000	12,000
Other accrued expenses	399,000	195,000
Total current liabilities	401,000	207,000

Commitments and Contingencies (Notes 3, 5 and 6)	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 13,229,888 and 13,288,343, respectively	132,000	133,000
Additional paid-in capital	13,881,000	13,887,000
Accumulated deficit	(11,411,000)	(11,135,000)
Total stockholders' equity	2,602,000	2,885,000

Total stockholders' equity and liabilities	$3,003,000	3,092,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Operations
Years ended September 30

	2013	2012
Revenue
Oil and gas sales	$97,000	103,000
Interest income	18,000	20,000
Other	4,000	26,000
	119,000	149,000

Costs and expenses
Lease operating	6,000	7,000
Production taxes	9,000	10,000
General and administrative	359,000	386,000
Depreciation, depletion, and amortization	21,000	36,000
	395,000	439,000

Net loss	$(276,000)	(290,000)

Loss per share	$(0.02)	(0.02)

Weighted average shares outstanding	13,287,382	13,615,986

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Years ended September 30

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2011	13,619,606	$136,000	13,928,000	(10,845,000)		$3,219,000
Net loss				(290,000)		(290,000)
Acquisition of treasury stock, 331,263 shares at $0.13 per share					(44,000)	(44,000)
Retirement of treasury stock	(331,263)	(3,000)	(41,000)		44,000	-
Balance at September 30, 2012	13,288,343	133,000	13,887,000	(11,135,000)	-	2,885,000
Net loss				(276,000)		(276,000)
Acquisition of treasury stock, 58,455 shares at $0.11 per share					(7,000)	(7,000)
Retirement of treasury stock	(58,455)	(1,000)	(6,000)		7,000	-
Balance at September 30, 2013	13,229,888	$132,000	13,881,000	(11,411,000)	-	$2,602,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
Years ended September 30
	2013	2012
Cash flows used in operating activities
Net loss	$(276,000)	(290,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	21,000	36,000
Decrease (increase) in accounts receivable	-	1,000
Increase in other current assets	-	(11,000)
Decrease in other assets	1,000	1,000
(Decrease) increase in accounts payable	(10,000)	(14,000)
Increase in other accrued expenses	204,000	89,000
	(60,000)	(188,000)

Cash flows from investing activities
Refund of deposit on potential investment subsequently terminated (Note 3)	-	500,000
	-	500,000

Cash flows from financing activities
Acquisition of treasury stock	(7,000)	(44,000)
	(7,000)	(44,000)

Net increase (decrease) in cash and cash equivalents	(67,000)	268,000
Cash and cash equivalents at beginning of year	2,852,000	2,584,000
Cash and cash equivalents at end of year	$2,785,000	2,852,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

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

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2013.

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

Recent Accounting Pronouncements:

There are no recent accounting pronouncements that have a material impact on the consolidated financial statements.

Note 2 - Income Taxes. At September 30, 2013, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward ("NOL") of $1,758,000. $274,000, $303,000, $317,000, $330,000, $272,000, $184,000, and $78,000 of this NOL expire in the years 2027, 2028, 2029, 2030, 2031, 2032, and 2033, respectively. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30 is as follows:

Deferred Tax Assets	2013	2012
Depletion carryforward	$301,000	301,000
Net operating loss carryforward	615,000	588,000
Accrued shareholder salary	132,000	62,000
Total Net Deferred Tax Assets	1,048,000	951,000
Less valuation allowance	(1,048,000)	(951,000)
Net Deferred Tax Asset	$-	-

Note 3 - Related Party Transactions. Effective October 1, 2012, the Company entered into a five-year employment agreement with its president which provides for a base salary of $200,000 annually, plus escalations of not less than 3% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 20% of the Company’s earnings before income tax, payable, at his election, in cash or common stock of the Company at then fair market value. On August 31, 2011, the Company entered into a letter of intent, subject to negotiation of definitive agreements, regarding a potential $500,000 investment in a company in which the president’s brother-in-law owned 19% of the issued and outstanding common stock. In connection with the letter of intent, the Company transferred $500,000 to the target company. On October 21, 2011, the parties terminated negotiations, and the target company returned the $500,000 to the Company. At September 30, 2013, other accrued expenses of $399,000 includes $376,000 in salary payable to the Company’s president that the president has elected to defer. In 2012 the Company expended $44,000 to acquire 331,263 shares of its common stock. In 2013 the Company expended $7,000 to acquire 58,455 shares of its common stock.

Note 4 - Major Customers. In 2013 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 85% of oil and gas sales. In 2013 the three customers individually accounted for 49%, 19% and 17% of oil and gas sales. In 2012 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 90% of oil and gas sales. In 2012 the three customers individually accounted for 46%, 23% and 21% of oil and gas sales.

Note 5 - Leases. The Company rents office space under a cancellable operating lease that expires April 30, 2022. The Company may cancel upon 30 days written notice and the payment of a termination fee of $3,000. In 2013 the Company incurred rent expense of $13,000, and in 2012 the Company incurred rent expense of $11,000.

Note 6 - Reclamation, Restoration, and Dismantlement (RR&D). The Company accounts for its RR&D costs in accordance with ASC Topic 410 "Asset Retirement and Environmental Obligations." ASC 410 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2013 and 2012, the plugging and abandonment liability was not material to the financial statements.

Note 7 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Oil prices used are the average of the NYMEX settlement price for the spot month on the first day of each month of 2013, corrected to received price using a price differential. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

I. Capitalized Costs Relating to Oil and Gas Producing Activities
September 30, 2013
Proved properties	$347,000
Accumulated depreciation, depletion, amortization and valuation allowance	(159,000)
Net capitalized cost	$188,000

II. Estimated Quantities of Proved Oil and Gas Reserves
	Oil in Barrels	Gas in MCFs
Balance at September 30, 2011	11,400	-
Revisions of previous estimates	(5,200)	1,000
Production	(1,000)	(1,000)
Balance at September 30, 2012	5,200	-
Revisions of previous estimates	3,200	-
Production	(800)	-
Balance at September 30, 2013	7,600	-

III. Present Value of Estimated Future Net Revenue
	At September 30
	2013	2012
Estimated future revenue	$521,000	381,000
Estimated future expenditures	(56,000)	(46,000)
Estimated future net revenue	465,000	335,000
10% annual discount of estimated future net revenue	(203,000)	(122,000)
Present value of estimated future net revenue	$262,000	213,000

IV. Summary of Changes in Present Value of Estimated Future Net Revenue
	Year ended September 30
	2013	2012
Present value of estimated future net revenue, beginning of year	$213,000	402,000
Sales, net of production costs	(82,000)	(86,000)
Net change in prices and cost of future production	(9,000)	57,000
Revisions of quantity estimates	138,000	(234,000)
Accretion of discount	21,000	40,000
Change in production rates and other	(19,000)	34,000
Present value of estimated future net revenue, end of year	$262,000	213,000