Form 10-K
period 2014-09-30
ALTEX INDUSTRIES INC
filed 2014-12-01
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [  ] Accelerated Filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]  No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2014: $577,000

Number of shares outstanding of registrant's common stock as of November 28, 2014: 12,975,321

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

Item 1A.                   Risk Factors.

Not applicable.

Item 1B.                   Unresolved Staff Comments.

Not applicable.

Item 2.                      Properties.

The Company’s estimated reserves at September 30, 2014, are 6,700 barrels of proved, developed oil reserves associated with the Company’s 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company’s registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. At November 28, 2014, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. At November 28, 2014, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. The Company did not participate in the drilling of any wells during the year ended September 30, 2012 (“FY12"), the year ended September 30, 2013 (“FY13"), or the year ended September 30, 2014 (“FY14"). At November 28, 2014, the Company was not engaged in any oil and gas operations of material importance. All of the Company’s production is located in Utah and Wyoming. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

Production

	Net Production		Average Price		Average Production Cost Per Equivalent Barrel ("BOE")
Fiscal Year	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
2014	800	2,000	$84.60	$4.20	$2.25
2013	800	1,000	69.73	3.77	2.76
2012	1,000	1,000	76.67	3.59	5.62

Item 3.                      Legal Proceedings.

None.

Item 4.                      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the OTC Bulletin Board under the symbol "ALTX". The high and low prices for the Company’s common stock for each quarter in the last two fiscal years are listed in the table below.

	FY14		FY13
Quarter	High Price	Low Price	High Price	Low Price
1	$0.13	$0.08	$0.11	$0.07
2	0.11	0.08	0.12	0.09
3	0.11	0.09	0.12	0.09
4	0.14	0.09	0.13	0.09

At November 28, 2014, there were approximately 3,500 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no publicly announced plan or program for the purchase of shares. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2014 through July 31, 2014	--	--	--	--
August 1, 2014, through August 31, 2014	--	--	--	--
September 1, 2014 through September 30, 2014	254,567	$0.12	--	--
Total	254,567	$0.12	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6.                      Selected Financial Data.

Not applicable.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In FY14 the Company used $57,000 cash in operating activities and $29,000 cash to acquire 254,567 shares of its common stock. In FY13 the Company used $60,000 cash in operating activities and $7,000 cash to acquire 58,455 shares of its common stock. Consequently, cash balances decreased $86,000 in FY14 and $67,000 in FY13. At September 30, 2014, other accrued expenses includes $586,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $27,000 in related accrued payroll tax. At September 30, 2013, other accrued expenses includes $376,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $17,000 in related accrued payroll tax.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At November 28, 2014, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Liquidity

Operating Activities. In FY14 and FY13 net cash used in operating activities was $57,000 and $60,000, respectively.

Financing Activities. In FY14 the Company expended $29,000 to acquire 254,567 shares of its common stock. In FY13 the Company expended $7,000 to acquire 58,455 shares of its common stock.

Results of Operations

General and administrative expense (“G&A”) increased to $391,000 in FY14 from $359,000 in FY13 principally because of increased employee, insurance, IT, and transfer agent expense.

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

Item 9b.                    Other Information

None.

PART III

Item 10.                    Directors, Executive Officers, Promoters and Corporate Governance.

Mr. Steven H. Cardin, 63, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 63, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 58, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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

Item 11.                    Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)
Steven H. Cardin, CEO	2014	212,000	212,000
Steven H. Cardin, CEO	2013	206,000	206,000

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

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning each person who, as of November 28, 2013, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of November 28, 2013, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven H. Cardin (Director and Executive Officer) PO Box 1057 Breckenridge CO 80424	7,233,866	55.75%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	55.75%

Item 13.                    Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14.                    Principal Accountant Fees and Services

Audit Fees. Billed for FY14: $6,500. Billed for FY13: $6,900.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company’s Audit Committee. During FY14 and FY13 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company’s principal accountant.

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

Date: November 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN H. CARDIN
By: Steven H. Cardin, Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date: November 28, 2014

/s/ STEPHEN F. FANTE
By: Stephen F. Fante, Director

Date: November 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Altex Industries, Inc.
Breckenridge, Colorado

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and its subsidiaries (collectively, “the Company”) as of September 30, 2014 and 2013 and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and its subsidiaries as of September 30, 2014 and 2013 and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
November 28, 2014

ALTEX INDUSTRIES, INC.
Consolidated Balance Sheet

	September 30
	2014	2013
Assets
Current assets
Cash and cash equivalents	$2,699,000	$2,785,000
Accounts receivable	9,000	13,000
Other	16,000	15,000
Total current assets	2,724,000	2,813,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method) (Notes 6 and 7)	347,000	347,000
Other	17,000	17,000
Total property and equipment, at cost	364,000	364,000
Less accumulated depreciation, depletion, and amortization	(195,000)	(176,000)
Net property and equipment	169,000	188,000

Other assets	2,000	2,000

Total assets	$2,895,000	$3,003,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,000	$2,000
Other accrued expenses	620,000	399,000
Total current liabilities	627,000	401,000

Commitments and Contingencies (Notes 3, 5 and 6)	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 12,975,321 and 13,229,888, respectively	130,000	132,000
Additional paid-in capital	13,854,000	13,881,000
Accumulated deficit	(11,716,000)	(11,411,000)
Total stockholders' equity	2,268,000	2,602,000

Total stockholders' equity and liabilities	$2,895,000	$3,003,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statement of Operations
Years ended September 30

	2014	2013
Revenue
Oil and gas sales	$93,000	97,000
Other	7,000	4,000
	100,000	101,000

Costs and expenses
Lease operating	3,000	6,000
Production taxes	9,000	9,000
General and administrative	391,000	359,000
Depreciation, depletion, and amortization	19,000	21,000
	422,000	395,000

Other income (expenses)
Interest income	17,000	18,000

Net loss	$(305,000)	(276,000)

Basic and diluted loss per share	$(0.02)	(0.02)

Basic and diluted weighted average shares outstanding	13,221,519	13,287,382

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statement of Stockholders' Equity
Years ended September 30

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2012	13,288,343	$133,000	13,887,000	(11,135,000)		$2,885,000
Net loss				(276,000)		(276,000)
Acquisition of treasury stock, 58,455 shares at $0.11 per share					(7,000)	(7,000)
Retirement of treasury stock	(58,455)	(1,000)	(6,000)		7,000	-
Balance at September 30, 2013	13,229,888	132,000	13,881,000	(11,411,000)	-	2,602,000
Net loss				(305,000)		(305,000)
Acquisition of treasury stock, 254,567 shares at $0.12 per share					(29,000)	(29,000)
Retirement of treasury stock	(254,567)	(2,000)	(27,000)		29,000	-
Balance at September 30, 2014	12,975,321	$130,000	13,854,000	(11,716,000)	-	$2,268,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statement of Cash Flows
Years ended September 30
	2014	2013
Cash flows used in operating activities
Net loss	$(305,000)	(276,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	19,000	21,000
Decrease in accounts receivable	4,000	-
Increase in other current assets	(1,000)	1,000
Increase (decrease) in accounts payable	5,000	(10,000)
Increase in other accrued expenses	221,000	204,000
Net cash used in operating activities	(57,000)	(60,000)

Cash flows from investing activities	-	-

Cash flows from financing activities
Acquisition of treasury stock	(29,000)	(7,000)
Net cash from financing activities	(29,000)	(7,000)

Net increase (decrease) in cash and cash equivalents	(86,000)	(67,000)
Cash and cash equivalents at beginning of year	2,785,000	2,852,000
Cash and cash equivalents at end of year	$2,699,000	2,785,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Notes to Consolidated Financial Statements
September 30, 2014 and 2013

Note 1 - Nature of Operations and Summary of Significant Accounting Policies.

Nature of Operations: Altex Industries, Inc., through its wholly-owned subsidiary, jointly referred to as “the Company,” owns interests, including working interests, in productive oil and gas properties located in Utah and Wyoming. The Company’s revenues are generated from sales of oil and gas production. The Company’s operations are significantly affected by changes in oil and gas prices.

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

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2014.

Earnings Per Share: Earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year.

Concentrations of credit risk: The Company maintains significant amounts of cash and sometimes permits cash balances in national banking institutions to exceed FDIC limits.

Revenue recognition: Substantially all of the Company’s revenue is from sales of oil and gas production. Revenue from oil and gas production is recognized based on sales or delivery date.

Interest income: Interest income is generated from cash deposit and is recognized when earned.

Recent Accounting Pronouncements:

There are no recent accounting pronouncements that have a material impact on the consolidated financial statements.

Note 2 - Income Taxes. At September 30, 2014, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward ("NOL") of $1,852,000, which will expire in the years 2027 through 2034. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2014, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:

Deferred Tax Assets	2014	2013
Depletion carryforward	$302,000	$301,000
Net operating loss carryforward	648,000	615,000
Accrued shareholder salary	205,000	132,000
Total Net Deferred Tax Assets	1,155,000	1,048,000
Less valuation allowance	(1,155,000)	(1,048,000)
Net Deferred Tax Asset	$-	$-

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2014	2013
Tax benefit at 35% of net earnings	$(106,000)	(97,000)
State income tax, net of Federal benefit	-	-
Change in valuation allowance for net deferred tax assets	106,000	97,000
Income tax expense	$-	-

As of September 30, 2014, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2014, the Company’s tax years that remain subject to examination are 2011 - 2014 (Federal jurisdiction) and 2010 - 2014 (state jurisdictions).

Note 3 - Related Party Transactions. Effective October 1, 2012, the Company entered into a five-year employment agreement with its president which provides for a base salary of $200,000 annually, plus escalations of not less than 3% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 20% of the Company’s earnings before income tax, payable, at his election, in cash or common stock of the Company at then fair market value. At September 30, 2014, other accrued expense includes $586,000 in salary payable to the Company’s president that the president has elected to defer.

In 2014 and 2013, the Company expended $29,000 and $7,000 to acquire 254,567 and 58,455 shares of common stock, respectively.

Note 4 - Major Customers. In 2014 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 78% of oil and gas sales. In 2014 the two customers individually accounted for 63% and 15% of oil and gas sales. In 2013 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 85% of oil and gas sales. In 2013 the three customers individually accounted for 49%, 19% and 17% of oil and gas sales.

Note 5 - Leases. The Company rents office space under a cancellable operating lease that expires April 30, 2022. The Company may cancel upon 30 days written notice and the payment of a termination fee of $3,000. In 2014 and 2013 the Company incurred rent expense of $13,000.

Note 6 - Reclamation, Restoration, and Dismantlement (RR&D). The Company accounts for its RR&D costs in accordance with ASC Topic 410 "Asset Retirement and Environmental Obligations." ASC 410 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2014 and 2013, the plugging and abandonment liability was not material to the financial statements.

Note 7 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Oil prices used are the average of the NYMEX settlement price for the spot month on the first day of each month of 2014, adjusted for the Company’s price differential. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

I. Capitalized Costs Relating to Oil and Gas Producing Activities
September 30, 2014
Proved properties	$347,000
Accumulated depreciation, depletion, amortization and valuation allowance	(178,000)
Net capitalized cost	$169,000

II. Estimated Quantities of Proved Oil and Gas Reserves
	Oil in Barrels	Gas in MCFs
Balance at September 30, 2012	5,200	-
Revisions of previous estimates	3,200	1,000
Production	(800)	(1,000)
Balance at September 30, 2013	7,600	-
Revisions of previous estimates	(100)	2,000
Production	(800)	(2,000)
Balance at September 30, 2014	6,700	-

III. Present Value of Estimated Future Net Revenue
	At September 30
	2014	2013
Estimated future revenue	$503,000	$521,000
Estimated future expenditures	(54,000)	(56,000)
Estimated future net revenue	449,000	465,000
10% annual discount of estimated future net revenue	(193,000)	(203,000)
Present value of estimated future net revenue	$256,000	$262,000

IV. Summary of Changes in Present Value of Estimated Future Net Revenue
	Year ended September 30
	2014	2013
Present value of estimated future net revenue, beginning of year	$262,000	$213,000
Sales, net of production costs	(81,000)	(82,000)
Net change in prices and cost of future production	31,000	(9,000)
Revisions of quantity estimates	4,000	138,000
Accretion of discount	26,000	21,000
Change in production rates and other	14,000	(19,000)
Present value of estimated future net revenue, end of year	$256,000	$262,000