Form 10-Q
period 2014-12-31
ALTEX INDUSTRIES INC
filed 2015-01-30
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

Number of shares outstanding of issuer's Common Stock as of January 30, 2015: 12,975,321

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31	September 30
	2014	2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,684,000	$2,699,000
Accounts receivable	13,000	9,000
Other	11,000	16,000
Total current assets	2,708,000	2,724,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	347,000	347,000
Other	17,000	17,000
Total property and equipment, at cost	364,000	364,000
Less accumulated depreciation, depletion, and amortization	(200,000)	(195,000)
Net property and equipment	164,000	169,000

Other assets	2,000	2,000

Total assets	2,874,000	2,895,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	7,000	7,000
Other accrued expenses	672,000	620,000
Total current liabilities	679,000	627,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 12,975,321	130,000	130,000
Additional paid-in capital	13,854,000	13,854,000
Accumulated deficit	(11,789,000)	(11,716,000)
Total stockholders' equity	2,195,000	2,268,000

Total stockholders' equity and liabilities	$2,874,000	$2,895,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended
	December 31
	2014	2013
(Unaudited)
Oil and gas sales	$20,000	$20,000
Other	3,000	7,000
Total revenue	23,000	27,000

Costs and expenses
Lease operating	1,000	-
Production taxes	2,000	2,000
General and administrative	92,000	93,000
Depreciation, depletion, and amortization	5,000	5,000
Total costs and expenses	100,000	100,000

Other income (expenses)
Interest income	4,000	3,000

Net loss	$(73,000)	$(70,000)

Loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	12,975,321	13,229,888

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flow
(Unaudited)
	Three months ended
	December 31
	2014	2013
(Unaudited)
Net loss	$(73,000)	$(70,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	5,000	5,000
Increase in accounts receivable	(4,000)	-
Decrease in other current assets	5,000	6,000
Increase in accounts payable	-	1,000
Increase in other accrued expenses	52,000	54,000
Net cash used in operating activities	(15,000)	(4,000)

Cash flows provided by investing activities	-	-

Net decrease in cash and cash equivalents	(15,000)	(4,000)
Cash and cash equivalents at beginning of period	2,699,000	2,785,000
Cash and cash equivalents at end of period	$2,684,000	$2,781,000

See accompanying notes to consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated, Condensed Financial Statements
(Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2014, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2014 Annual Report on Form 10-K, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances decreased $15,000 in the three months ended December 31, 2014 (“Q1FY15”). At December 31, 2014, $668,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due the Company’s president pursuant to his employment agreement that the Company’s president has elected to defer. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a change in the interest rates the Company realizes on cash balances, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At January 30, 2015, the Company had no material commitments for capital expenditures.

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

Liquidity and Capital Resources

Operating Activities. The Company used $15,000 and $4,000 cash in operating activities in Q1FY15 and Q1FY14, respectively.

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

ALTEX INDUSTRIES, INC.

Date: January 30, 2015	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer