Form 10-Q
period 2015-03-31
ALTEX INDUSTRIES INC
filed 2015-05-08
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares outstanding of issuer's Common Stock as of May 8, 2015: 12,968,921

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	March 31	September 30
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,660,000	$2,699,000
Accounts receivable	8,000	9,000
Other	6,000	16,000
Total current assets	2,674,000	2,724,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	347,000	347,000
Other	17,000	17,000
Total property and equipment, at cost	364,000	364,000
Less accumulated depreciation, depletion, and amortization	(204,000)	(195,000)
Net property and equipment	160,000	169,000

Other assets	2,000	2,000

Total assets	2,836,000	2,895,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	6,000	7,000
Other accrued expenses	731,000	620,000
Total current liabilities	737,000	627,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 12,975,321; outstanding, 12,968,921	130,000	130,000
Additional paid-in capital	13,854,000	13,854,000
Accumulated deficit	(11,884,000)	(11,716,000)
Treasury stock, at cost, 6,400 shares	(1,000)	-
Total stockholders' equity	2,099,000	2,268,000

Total liabilities and stockholders' equity	$2,836,000	$2,895,000

See notes to unaudited, consolidated, condensed financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2015	2014	2015	2014
Revenue
Oil and gas sales	$7,000	$22,000	$28,000	$42,000
Other income	-	-	3,000	7,000
Total revenue	7,000	22,000	31,000	49,000

Costs and expenses
Lease operating	1,000	1,000	2,000	1,000
Production taxes	1,000	2,000	3,000	4,000
General and administrative	102,000	98,000	194,000	191,000
Depreciation, depletion, and amortization	4,000	5,000	9,000	10,000
Total costs and expenses	108,000	106,000	208,000	206,000

Other income (expense)
Interest income	4,000	5,000	9,000	8,000

Net loss	$(97,000)	$(79,000)	$(168,000)	$(149,000)

Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	12,972,903	13,229,888	12,974,125	13,229,888

See notes to unaudited, consolidated, condensed financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(Unaudited)
	Six months ended
	March
	2015	2014
Cash flows used in operating activities
Net loss	$(168,000)	$(149,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	9,000	10,000
Decrease in accounts receivable	1,000	4,000
Decrease in other current assets	10,000	12,000
(Decrease) increase in accounts payable	(1,000)	3,000
Increase in other accrued expenses	111,000	108,000
Net cash used in operating activities	(38,000)	(12,000)

Cash flows from financing activities
Acquisition of treasury stock	(1,000)	-
Net cash used in financing activities	(1,000)	-

Net decrease in cash and cash equivalents	(39,000)	(12,000)
Cash and cash equivalents at beginning of period	2,699,000	2,785,000
Cash and cash equivalents at end of period	$2,660,000	$2,773,000

See notes to unaudited, consolidated, condensed financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated, Condensed Financial Statements
(Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2015, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2014 Annual Report on Form 10-K, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances decreased $39,000 in the six months ended March 31, 2015. At March 31, 2015, $726,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due the Company’s president pursuant to his employment agreement that the Company’s president has elected to defer. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, the possibility of a change in the interest rates the Company realizes on cash balances, and changes in the price of oil and natural gas, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 8, 2015, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and reclamation, restoration, and dismantlement expense (“RR&D”). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

Oil and gas sales for the three months ended March 31 declined from $22,000 in 2014 to $7,000 in 2015, and oil and gas sales for the six months ended March 31 declined from $42,000 in 2014 to $28,000 in 2015, principally because of the significant decline in world oil prices. At the current level of cash balances and at current interest rates, the Company’s revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

Liquidity and Capital Resources

Operating Activities. The Company used $38,000 and $12,000 cash in operating activities in the six months ended March 31, 2015 and 2014, respectively.

Financing Activities. The Company acquired 6,400 shares of its common stock during the six months ended March 31, 2015.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2015 through January 31, 2015	--	--	--	--
February 1, 2015, through February 28, 2015	6,400	$0.08	--	--
March 1, 2015 through March 31, 2015	--	--	--	--
Total	6,400	$0.08	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Exhibits

31.	Rule 13a-14(a)/15d-14(a) Certifications
32.*	Section 1350 Certifications
101.xml*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	XBRL Taxonomy Extension Label Linkbase Document
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________
* Furnished. Not Filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTEX INDUSTRIES, INC.

Date: May 8, 2015	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer