Form 10-Q
period 2015-06-30
ALTEX INDUSTRIES INC
filed 2015-07-31
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares outstanding of issuer's Common Stock as of July 31, 2015: 12,968,921

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	June 30	September 30
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,639,000	2,699,000
Accounts receivable	5,000	9,000
Other	21,000	16,000
Total current assets	2,665,000	2,724,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	347,000	347,000
Other	17,000	17,000
Total property and equipment, at cost	364,000	364,000
Less accumulated depreciation, depletion, and amortization	(209,000)	(195,000)
Net property and equipment	155,000	169,000

Other assets	2,000	2,000

Total assets	2,822,000	2,895,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	9,000	7,000
Other accrued expenses	790,000	620,000
Total current liabilities	799,000	627,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 12,975,321; outstanding 12,968,921 and 12,975,321, respectively	130,000	130,000
Additional paid-in capital	13,854,000	13,854,000
Accumulated deficit	(11,960,000)	(11,716,000)
Treasury stock, at cost, 6,400 shares	(1,000)	-
Total stockholders' equity	2,023,000	2,268,000

Total stockholders' equity and liabilities	$2,822,000	2,895,000

See accompanying notes to unaudited consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2015	2014	2015	2014
Revenue
Oil and gas sales	$4,000	26,000	32,000	68,000
Other income	18,000	-	21,000	7,000
Total revenue	22,000	26,000	53,000	75,000

Costs and expenses
Lease operating	-	1,000	2,000	2,000
Production taxes	-	3,000	3,000	7,000
General and administrative	97,000	96,000	291,000	287,000
Depreciation, depletion, and amortization	5,000	6,000	14,000	16,000
Total costs and expenses	102,000	106,000	310,000	312,000

Other income (expense)
Interest income	4,000	4,000	13,000	12,000

Net loss	(76,000)	(76,000)	(244,000)	(225,000)

Loss per share	$(0.01)	(0.01)	(0.02)	(0.02)

Weighted average shares outstanding	12,968,921	13,229,888	12,972,391	13,229,888

See accompanying notes to unaudited consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flow
(Unaudited)
	Nine months ended
	June 30
	2015	2014
Cash flows used in operating activities
Net loss	$(244,000)	(225,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	14,000	16,000
Decrease in accounts receivable	4,000	2,000
Increase in other current assets	(5,000)	(6,000)
Increase (decrease) in accounts payable	2,000	8,000
Increase in other accrued expenses	170,000	166,000
Net cash used in operating activities	(59,000)	(39,000)

Cash flows from financing activities
Acquisition of treaury stock	(1,000)	-
Net cash used in financing activities	(1,000)	-

Net decrease in cash and cash equivalents	(60,000)	(39,000)
Cash and cash equivalents at beginning of year	2,699,000	2,785,000
Cash and cash equivalents at end of year	$2,639,000	2,746,000

See accompanying notes to unaudited consolidated, condensed financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated, Condensed Financial Statements
(Unaudited)

Note 1 - Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2015, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2014 Annual Report on Form 10-K, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances decreased $60,000 in the nine months ended June 30, 2015. At June 30, 2015, $784,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due the Company’s president pursuant to his employment agreement that the Company’s president has elected to defer. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, the possibility of a change in the interest rates the Company realizes on cash balances, and changes in the price of oil and natural gas, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. However, during the nine months ended June 30, 2015, the Company expended approximately $5,000 to develop and test market a new venture, which has produced no revenue and the success of which cannot be assured.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 31, 2015, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and reclamation, restoration, and dismantlement expense (“RR&D”). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

Oil and gas sales for the three months ended June 30 declined from $26,000 in 2014 to $4,000 in 2015, and oil and gas sales for the nine months ended June 30 declined from $68,000 in 2014 to $32,000 in 2015, principally because of the significant decline in world oil prices. During the three months ended June 30, 2015, the Company recognized other income of $18,000 in connection with a lease termination payment made by the Company’s former landlord to the Company as an inducement to terminate its lease. At the current level of cash balances and at current interest rates, the Company’s revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations. However, during the nine months ended June 30, 2015, the Company expended approximately $5,000 to develop and test market a new venture, which has produced no revenue and the success of which cannot be assured.

Liquidity and Capital Resources

Operating Activities. The Company used $59,000 and $39,000 cash in operating activities in the six months ended June 30, 2015 and 2014, respectively.

Financing Activities. The Company acquired 6,400 shares of its common stock during the nine months ended June 30, 2015, for $1,000.

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

ALTEX INDUSTRIES, INC.

Date: July 31, 2015	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer