Form 10-K
period 2015-09-30
ALTEX INDUSTRIES INC
filed 2015-11-27
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to ____
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2015: $487,000

Number of shares outstanding of registrant's common stock as of November 27, 2015: 12,923,232

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

Item 1A. Risk Factors.
Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

The Company's estimated reserves at September 30, 2015, are 4,200 barrels of proved, developed oil reserves associated with the Company's 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company's registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. At November 27, 2015, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. At November 27, 2015, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. The Company did not participate in the drilling of any wells during the year ended the year ended September 30, 2013 ("FY13"), the year ended September 30, 2014 ("FY14"), or the year ended September 30, 2015 ("FY15"). At November 27, 2015, the Company was not engaged in any oil and gas operations of material importance. All of the Company's production is located in Utah and Wyoming. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

Production

	Net Production		Average Price
Fiscal Year	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Average Production Cost Per Equivalent Barrel ("BOE")
2015	1,000	1,000	$42.88	$2.12	$0.86
2014	1,000	2,000	84.60	4.20	2.25
2013	1,000	1,000	69.73	3.77	2.76

Item 3.   Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the OTC Bulletin Board under the symbol "ALTX". The high and low prices for the Company's common stock for each quarter in the last two fiscal years are listed in the table below.

	FY15		FY14
Quarter	High Price	Low Price	High Price	Low Price
1	$0.10	$0.08	$0.13	$0.08
2	0.09	0.08	0.11	0.08
3	0.09	0.08	0.11	0.09
4	0.08	0.06	0.14	0.09

At November 27, 2015, there were approximately 3,400 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no publicly announced plan or program for the purchase of shares. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2015 through July 31, 2015	--	--	--	--
August 1, 2015, through August 31, 2015	--	--	--	--
September 1, 2015 through September 30, 2015	52,089	$0.08	--	--
Total	52,089	$0.08	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In FY15 the Company used $90,000 cash in operating activities and $4,000 cash to acquire 52,089 shares of its common stock. In FY14 the Company used $57,000 cash in operating activities and $29,000 cash to ac-quire 254,567 shares of its common stock. Consequently, cash balances decreased $94,000 in FY15 and $86,000 in FY14. At September 30, 2015, other accrued expenses include $802,000 in salary payable to the Company's president, pursuant to his employment agreement, that the president has elected to defer, as well as $38,000 in related accrued payroll tax. At September 30, 2014, other accrued expenses include $586,000 in salary payable to the Company's president, pursuant to his employment agreement, that the president has elected to defer, as well as $27,000 in related accrued payroll tax.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. However, during FY15, the Company expended approximately $10,000 to develop and test market a new venture, which has produced no revenue and the success of which cannot be assured. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At November 27, 2015, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Liquidity

Operating Activities. In FY15 and FY14 net cash used in operating activities was $90,000 and $57,000, respectively.

Financing Activities. In FY15 the Company expended $4,000 to acquire 52,089 shares of its common stock. In FY14 the Company expended $29,000 to acquire 254,567 shares of its common stock.

Results of Operations

Oil and gas sales declined from $93,000 in FY14 to $45,000 in FY15 principally because of the significant decline in world oil prices. During FY15 the Company recognized other income of $18,000 in connection with a lease termination payment made by the Company's former landlord to the Company as an inducement to terminate its lease. Included in general and administrative expense in FY15 is $10,000 associated with developing and test marketing a new venture.

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

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a‑14. Based upon the foregoing, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 9b.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance.

Mr. Steven H. Cardin, 64, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 64, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 59, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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

Item 11.  Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)
Steven H. Cardin, CEO	2015	219,000	219,000
Steven H. Cardin, CEO	2014	212,000	212,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning each person who, as of November 27, 2015, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of November 27, 2015, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven H. Cardin (Director and Executive Officer) PO Box 1057 Breckenridge CO 80424	7,233,866	55.98%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	55.98%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14. Principal Accountant Fees and Services

Audit Fees. Billed for FY15: $6,400. Billed for FY14: $6,500.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

The Company does not engage an accountant to render audit or non‑audit services unless the engagement is explicitly pre-approved by the Company's Audit Committee. During FY15 and FY14 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company's principal accountant.

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

Date: November 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN H. CARDIN

By: Steven H. Cardin, Director, Principal Executive Officer, Princi-pal Financial Officer, and Principal Accounting Officer

Date: November 27, 2015

/s/ STEPHEN F. FANTE

By: Stephen F. Fante, Director

Date: November 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Altex Industries, Inc.
Breckenridge, Colorado

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and its subsidiaries (collectively, "the Company") as of September 30, 2015 and 2014 and the related consolidated statement of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and its subsidiaries as of September 30, 2015 and 2014 and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
November 27, 2015

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Balance Sheet

	September 30
	2015	2014
Assets
Current assets
Cash and cash equivalents	$2,605,000	$2,699,000
Accounts receivable	7,000	9,000
Other	16,000	16,000
Total current assets	2,628,000	2,724,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method) (Notes 6 and 7)	334,000	347,000
Other	17,000	17,000
Total property and equipment, at cost	351,000	364,000
Less accumulated depreciation, depletion, and amortization	(202,000)	(195,000)
Net property and equipment	149,000	169,000

Other assets	1,000	2,000

Total assets	$2,778,000	$2,895,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$18,000	$7,000
Other accrued expenses	844,000	620,000
Total current liabilities	862,000	627,000

Commitments and Contingencies (Notes 3, 5 and 6)	-	-

Stockholders' equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 12,923,232 and 12,975,321, respectively	129,000	130,000
Additional paid-in capital	13,851,000	13,854,000
Accumulated deficit	(12,064,000)	(11,716,000)
Total stockholders' equity	1,916,000	2,268,000

Total stockholders' equity and liabilities	$2,778,000	$2,895,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Operations
Years ended September 30

	2015	2014
Revenue
Oil and gas sales	$45,000	$93,000
Other	3,000	7,000
	48,000	100,000

Costs and expenses
Lease operating	1,000	3,000
Production taxes	4,000	9,000
General and administrative	406,000	391,000
Depreciation, depletion, and amortization	20,000	19,000
	431,000	422,000

Other income
Interest income	17,000	17,000
Other income	18,000	-

Net loss	$(348,000)	$(305,000)

Basic and diluted loss per share	$(0.03)	$(0.02)

Basic and diluted weighted average shares outstanding	12,971,141	13,221,519
See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
Years ended September 30

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2013	13,229,888	$132,000	13,881,000	(11,411,000)		$2,602,000
Net loss				(305,000)		(305,000)
Acquisition of treasury stock, 254,567 shares at $0.12 per share					(29,000)	(29,000)
Retirement of treasury stock	(254,567)	(2,000)	(27,000)		29,000	-
Balance at September 30, 2014	12,975,321	130,000	13,854,000	(11,716,000)	-	2,268,000
Net loss				(348,000)		(348,000)
Acquisition of treasury stock, 52,089 shares at $0.08 per share					(4,000)	(4,000)
Retirement of treasury stock	(52,089)	(1,000)	(3,000)		4,000	-
Balance at September 30, 2015	12,923,232	$129,000	13,851,000	(12,064,000)	-	$1,916,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
Years ended September 30

	2015	2014
Cash flows used in operating activities
Net loss	$(348,000)	$(305,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	20,000	19,000
Decrease in accounts receivable	2,000	4,000
Increase in other current assets	-	(1,000)
Decrease in other assets	1,000	-
Increase in accounts payable	11,000	5,000
Increase in other accrued expenses	224,000	221,000
Net cash used in operating activities	(90,000)	(57,000)

Cash flows from investing activities	-	-

Cash flows from financing activities
Acquisition of treasury stock	(4,000)	(29,000)
Net cash from financing activities	(4,000)	(29,000)

Net decrease in cash and cash equivalents	(94,000)	(86,000)
Cash and cash equivalents at beginning of year	2,699,000	2,785,000
Cash and cash equivalents at end of year	$2,605,000	$2,699,000

Noncash Investing and Financing Activities
Retirement of treasury stock	$4,000	$29,000
See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2015 and 2014

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

Property and Equipment: The Company follows the successful efforts method of accounting for oil and gas operations, under which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and to equip exploratory wells that find proved reserves, and to drill and to equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units‑of‑product-ion method based on estimated quantities of proved reserves and estimated RR&D (Note 6). Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, and valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Actual RR&D expense in excess of estimated RR&D expense is charged to operations.

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

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2015.

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

Note 2 - Income Taxes. At September 30, 2015, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward ("NOL") of $1,973,000, which will expire in the years 2027 through 2035.. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2015, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:

Deferred Tax Assets	2015	2014
Depletion carryforward	$301,000	$302,000
Net operating loss carryforward	691,000	648,000
Accrued shareholder salary	281,000	205,000
Other	3,000	-
Total Net Deferred Tax Assets	1,276,000	1,155,000
Less valuation allowance	(1,276,000)	(1,155,000)
Net Deferred Tax Asset	$-	$-

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2015	2014
Tax benefit at 35% of net earnings	$(121,000)	(106,000)
State income tax, net of Federal benefit	-	-
Change in valuation allowance for net deferred tax assets	121,000	106,000
Income tax expense	$-	-

As of September 30, 2015, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2015, the Company's tax years that remain subject to examination are 2012 - 2015 (Federal jurisdiction) and 2011 - 2015 (state jurisdictions).

Note 3 - Related Party Transactions. Effective October 1, 2011, the Company entered into a five‑year employment agreement with its president which provides for a base salary of $200,000 annually, plus escalations of not less than 3% annually. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. The agreement also provides that he will receive an annual bonus equal to no less than 20% of the Company's earnings before income tax, payable, at his election, in cash or common stock of the Company at then fair market value. At September 30, 2015, other accrued expense includes $802,000 in salary payable to the Company's president that the president has elected to defer.

In 2015 and 2014, the Company expended $4,000 and $29,000 to acquire 52,089 and 254,567 shares of common stock, respectively.  These 52,089 and $254,567 treasury shares were retired in 2015 and 2014, respectively.

Note 4 - Major Customers. In 2015 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 86% of oil and gas sales. In 2015 the two customers individually accounted for 61% and 25% of oil and gas sales. In 2014 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 78% of oil and gas sales. In 2014 the two customers individually accounted for 63% and 15% of oil and gas sales.

Note 5 - Leases. The Company rents office space under a cancellable operating lease that expires June 30, 2025. The Company may cancel upon 30 days' written notice and the payment of a termination fee of $4,000. The Company incurred rent expense of $22,000 and $13,000 in 2015 and 2014, respectively.

Note 6 - Reclamation, Restoration, and Dismantlement (RR&D). The Company accounts for its RR&D costs in accordance with ASC Topic 410 "Asset Retirement and Environmental Obligations." ASC 410 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2015 and 2014, the plugging and abandonment liability was not material to the financial statements.

Note 7 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Oil prices used are the average of the NYMEX settlement price for the spot month on the first day of each month of 2015, corrected to received price using a price differential. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

I. Capitalized Costs Relating to Oil and Gas Producing Activities

September 30, 2015
Proved properties	$334,000
Accumulated depreciation, depletion, amortization and valuation allowance	(185,000)
Net capitalized cost	$149,000

II. Estimated Quantities of Proved Oil and Gas Reserves

	Oil in Barrels	Gas in MCFs
Balance at September 30, 2013	7,600
Revisions of previous estimates	(100)
Production	(800)
Balance at September 30, 2014	6,700	-
Revisions of previous estimates	(1,500)
Production	(1,000)
Balance at September 30, 2015	4,200	-

III. Present Value of Estimated Future Net Revenue

	At September 30
	2015	2014
Estimated future revenue	$191,000	$503,000
Estimated future expenditures	(20,000)	(54,000)
Estimated future net revenue	171,000	449,000
10% annual discount of estimated future net revenue	(68,000)	(193,000)
Present value of estimated future net revenue	$103,000	$256,000

IV. Summary of Changes in Present Value of Estimated Future Net Revenue

	Year ended September 30
	2015	2014
Present value of estimated future net revenue, beginning of year	$256,000	$262,000
Sales, net of production costs	(40,000)	(81,000)
Net change in prices and cost of future production	(123,000)	31,000
Revisions of quantity estimates	(41,000)	4,000
Accretion of discount	26,000	26,000
Change in production rates and other	25,000	14,000
Present value of estimated future net revenue, end of year	$103,000	$256,000