Form 10-Q
period 2015-12-31
ALTEX INDUSTRIES INC
filed 2016-02-12
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Number of shares outstanding of issuer's Common Stock as of February 12, 2016: 12,923,232

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31	September 30
	2015	2015
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,578,000	$2,605,000
Accounts receivable	4,000	7,000
Other	11,000	16,000
Total current assets	2,593,000	2,628,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	334,000	334,000
Other	17,000	17,000
Total property and equipment, at cost	351,000	351,000
Less accumulated depreciation, depletion, and amortization	(208,000)	(202,000)
Net property and equipment	143,000	149,000

Other assets	1,000	1,000

Total assets	2,737,000	2,778,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	12,000	18,000
Other accrued expenses	899,000	844,000
Total current liabilities	911,000	862,000

Commitments and Contingencies	-	-

Stockholders' equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 12,923,232	129,000	129,000
Additional paid-in capital	13,851,000	13,851,000
Accumulated deficit	(12,154,000)	(12,064,000)
Total stockholders' equity	1,826,000	1,916,000

Total stockholders' equity and liabilities	$2,737,000	$2,778,000

See accompanying notes to consolidated, condensed, uaudited financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	December 31
	2015	2014
Revenue
Oil and gas sales	$5,000	$20,000
Other income	-	3,000
Total revenue	5,000	23,000

Costs and expenses
Lease operating	-	1,000
Production taxes	-	2,000
General and administrative	93,000	92,000
Depreciation, depletion, and amortization	6,000	5,000
Total costs and expenses	99,000	100,000

Other income (expense)
Interest income	4,000	4,000

Net loss	$(90,000)	$(73,000)

Loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	12,923,232	12,975,321

See accompanying notes to consolidated, condensed, unaudited financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
(Unaudited)
	Three months ended
	December 31
	2015	2014
Cash flows used in operating activities
Net loss	$(90,000)	$(73,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	6,000	5,000
Decrease (increase) in accounts receivable	3,000	(4,000)
Decrease in other current assets	5,000	5,000
Decrease in accounts payable	(6,000)	-
Increase in other accrued expenses	55,000	52,000
Net cash used in operating activities	(27,000)	(15,000)

Cash flows provided by investing activities	-	-

Net decrease in cash and cash equivalents	(27,000)	(15,000)
Cash and cash equivalents at beginning of period	2,605,000	2,699,000
Cash and cash equivalents at end of period	$2,578,000	$2,684,000

See accompanying notes to consolidated, condensed, unaudited financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated, Condensed, Unaudited Financial Statements
(Unaudited)

Note 1 ‑ Financial Statements. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2015, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2015 Annual Report on Form 10‑K, and it is suggested that these consolidated, condensed financial statements be read in conjunction therewith.

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10‑Q are forward‑looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; movements in interest rates; the market price of oil and natural gas; the risks associated with exploration and production in the Rocky Mountain region; the Company's ability, or the ability of its operating subsidiary, Altex Oil Corporation ("AOC"), to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability and AOC's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start‑up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein and in the Company's filings with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances decreased $27,000 in the three months ended December 31, 2015 ("Q1FY16"). At December 31, 2015, $896,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due the Company's president pursuant to his employment agreement that the Company's president has elected to defer. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a change in the interest rates the Company realizes on cash balances, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. However, during Q1FY16, the Company expended approximately $1,000 to develop and test market a new venture, which has produced no revenue and the success of which cannot be assured.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 12, 2016, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

Oil and gas sales decreased from $20,000 during the three months ended December 31, 2014 ("Q1FY15"), to $5,000 during Q1FY16 because of the significant decline in world prices. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

Liquidity and Capital Resources

Operating Activities. The Company used $27,000 and $15,000 cash in operating activities in Q1FY16 and Q1FY15, respectively.

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

ALTEX INDUSTRIES, INC.

Date: February 12, 2016	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer