Form 10-Q
period 2016-06-30
ALTEX INDUSTRIES INC
filed 2016-08-12
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares outstanding of issuer's Common Stock as of August 12, 2016: 12,903,232

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30	September 30
	2016	2015
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,512,000	$2,605,000
Accounts receivable	1,000	7,000
Other	21,000	16,000
Total current assets	2,534,000	2,628,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	334,000	334,000
Other	17,000	17,000
Total property and equipment, at cost	351,000	351,000
Less accumulated depreciation, depletion, and amortization	(218,000)	(202,000)
Net property and equipment	133,000	149,000

Other assets	1,000	1,000

Total assets	2,668,000	2,778,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	15,000	18,000
Other accrued expenses	1,022,000	844,000
Total current liabilities	1,037,000	862,000

Commitments and Contingencies	-	-

Stockholders' equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued, 12,923,232; outstanding 12,903,232	129,000	129,000
Additional paid-in capital	13,851,000	13,851,000
Accumulated deficit	(12,347,000)	(12,064,000)
Treasury stock, at cost, 20,000 shares	(2,000)	-
Total stockholders' equity	1,631,000	1,916,000

Total liabilities and stockholders' equity	$2,668,000	$2,778,000

See notes to condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2016	2015	2016	2015
Revenue
Oil and gas sales	$3,000	$4,000	$17,000	$32,000
Other income	-	18,000	-	21,000
Total revenue	3,000	22,000	17,000	53,000

Costs and expenses
Lease operating	-	-	-	2,000
Production taxes	-	-	1,000	3,000
General and administrative	102,000	97,000	296,000	291,000
Depreciation, depletion, and amortization	5,000	5,000	16,000	14,000
Total costs and expenses	107,000	102,000	313,000	310,000

Other income (expense)
Interest income	4,000	4,000	13,000	13,000

Net loss	$(100,000)	$(76,000)	$(283,000)	$(244,000)

Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	12,923,012	12,968,921	12,923,159	12,972,391

See notes to condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	June 30
	2016	2015
Cash flows used in operating activities
Net loss	$(283,000)	$(244,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	16,000	14,000
Decrease in accounts receivable	6,000	4,000
Increase in other current assets	(5,000)	(5,000)
Increase (decrease) in accounts payable	(3,000)	2,000
Increase in other accrued expenses	178,000	170,000
Net cash used in operating activities	(91,000)	(59,000)

Cash flows from financing activities
Acquisition of treasury stock	(2,000)	(1,000)
Net cash used in financing activities	(2,000)	(1,000)

Net decrease in cash and cash equivalents	(93,000)	(60,000)
Cash and cash equivalents at beginning of period	2,605,000	2,699,000
Cash and cash equivalents at end of period	$2,512,000	$2,639,000

See notes to condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 ‑ Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2015, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of the Company. have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2016, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2015 Annual Report on Form 10‑K, and it is suggested that these condensed consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances decreased $93,000 in the nine months ended June 30, 2016. At June 30, 2016, $1,016,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due the Company's president pursuant to his employment agreement that the Company's president has elected to defer. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, the possibility of a change in the interest rates the Company realizes on cash balances, and changes in the price of oil and natural gas, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. However, during the nine months ended June 30, 2016, the Company expended approximately $3,000 to develop and test market a new venture, which has produced no revenue and the success of which cannot be assured.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At August 12, 2016, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

Oil and gas sales for the three months ended June 30 declined from $4,000 in 2015 to $3,000 in 2016, and oil and gas sales for the nine months ended June 30 declined from $32,000 in 2015 to $17,000 in 2016, principally because of the significant decline in world oil prices. During the three months ended June 30, 2015, the Company recognized other income of $18,000 in connection with a lease termination payment made by the Company's former landlord to the Company as an inducement to terminate its lease. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations. However, during the nine months ended June 30, 2016, the Company expended approximately $3,000 to develop and test market a new venture, which has produced no revenue and the success of which cannot be assured.

Liquidity and Capital Resources

Operating Activities. The Company used $91,000 and $59,000 cash in operating activities in the nine months ended June 30, 2016 and 2015, respectively.

Financing Activities. The Company acquired 20,000 shares of its common stock during the nine months ended June 30, 2016, for $2,000 and 6,400 shares of its common stock during the nine months ended June 30, 2015, for $1,000.

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

Changes in Internal Control Over Financial Reporting
During the period covered by this Report there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2016 through April 30, 2016	--	--	--	--
May 1, 2016 through May 31, 2016	--	--	--	--
June 1, 2016 through June 30, 2016	20,000	$0.08	--	--
Total	20,000	$0.08	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Exhibits

31.	Rule 13a-14(a)/15d-14(a) Certifications
32.*	Section 1350 Certifications
101.xml*	XBRL Instance Document
101.xsd*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	XBRL Taxonomy Extension Label Linkbase Document
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________
* Furnished. Not Filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTEX INDUSTRIES, INC.

Date: August 12, 2016	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer