Form 10-Q
period 2016-12-31
ALTEX INDUSTRIES INC
filed 2017-02-10
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Number of shares outstanding of issuer's Common Stock as of February 10, 2017: 12,644,452

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
	2016	2016
Assets
Current assets
Cash and cash equivalents	$2,444,000	$2,472,000
Accounts receivable	4,000	3,000
Other	12,000	16,000
Total current assets	2,460,000	2,491,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	334,000	334,000
Other	17,000	17,000
Total property and equipment, at cost	351,000	351,000
Less accumulated depreciation, depletion, and amortization	(230,000)	(224,000)
Net property and equipment	121,000	127,000

Other assets

Total assets	2,581,000	2,618,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	5,000	7,000
Other accrued expenses	1,076,000	1,080,000
Total current liabilities	1,081,000	1,087,000

Commitments and Contingencies	-	-

Stockholders' equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued, 12,734,452; outstanding 12,644,452, at December 31, 2016	127,000	127,000
Additional paid-in capital	13,837,000	13,837,000
Accumulated deficit	(12,456,000)	(12,433,000)
Treasury stock, at cost, 90,000 shares	(8,000)	-
Total stockholders' equity	1,500,000	1,531,000

Total liabilities and stockholders' equity	$2,581,000	$2,618,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2016	2015
Revenue
Oil and gas sales	$21,000	$5,000
Other income	-
Total revenue	21,000	5,000

Costs and expenses
Lease operating	-	-
Production taxes	1,000	-
General and administrative	42,000	93,000
Depreciation, depletion, and amortization	6,000	6,000
Total costs and expenses	49,000	99,000

Other income (expense)
Interest income	5,000	4,000

Net loss	$(23,000)	$(90,000)

Loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	12,688,148	12,923,232

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31,
	2016	2015
Cash flows used in operating activities
Net loss	$(23,000)	$(90,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	6,000	6,000
(Increase) decrease in accounts receivable	(1,000)	3,000
Decrease in other current assets	4,000	5,000
Decrease in accounts payable	(2,000)	(6,000)
Increase (decrease) in other accrued expenses	(4,000)	55,000
Net cash used in operating activities	(20,000)	(27,000)

Cash flows from financing activities
Acquisition of treasury stock	(8,000)	-
Net cash used in financing activities	(8,000)	-

Net decrease in cash and cash equivalents	(28,000)	(27,000)
Cash and cash equivalents at beginning of period	2,472,000	2,605,000
Cash and cash equivalents at end of period	$2,444,000	$2,578,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 ‑ Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2016, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2016, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2016 Annual Report on Form 10‑K, and it is suggested that these condensed consolidated financial statements be read in conjunction therewith.

Note 2 – Acquisition of Treasury Shares. During the three months ended December 31, 2016, the Company acquired 90,000 shares of its Common Stock for $8,000.

"SAFE HARBOR" STATEMENT UNDER THE
UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Form 10‑Q are forward‑looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions; movements in interest rates; the market price of oil and natural gas; the risks associated with exploration and production of oil and gas; the Company's ability, or the ability of its operating subsidiary, Altex Oil Corporation ("AOC"), to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability and AOC's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start‑up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein and in the Company's filings with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances decreased $28,000 in the three months ended December 31, 2016 ("Q1FY17"). At December 31, 2016, $1,073,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company's president that the Company's president has elected to defer. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, the possibility of a change in the interest rates the Company realizes on cash balances, and changes in the price of oil and natural gas, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 10, 2017, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

Oil and gas sales increased from $5,000 in the three months ended December 31, 2015, ("Q1FY16") to $21,000 in Q1FY17. $11,000 of the increase resulted from sales from a newly drilled well in which the Company has an interest, and the remaining $5,000 of the increase resulted principally from higher realized prices. Sales from the newly drilled well are levelling off, and the Company expects future monthly sales from the newly drilled well to be materially less than those realized in Q1FY17. General and administrative expense decreased from $93,000 in Q1FY16 to $42,000 in Q1FY17 principally because of a reduction in salary expense. The decline in salary expense resulted from a new employment agreement with the Company's president which was effective October 1, 2016, and which reduced salary expense related to the Company's president from $56,000 in Q1FY16 to $1,000 in Q1FY17. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

Liquidity and Capital Resources

Operating Activities. The Company used $27,000 and $20,000 cash in operating activities in Q1FY16 and Q1FY17, respectively.

Financing Activities. The Company acquired 90,000 shares of its common stock for $8,000 during Q1FY17.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2016 through October 31, 2016	20,000	$0.09	--	--
November 1, 2016 through November 30, 2016	70,000	$0.09	--	--
December 1, 2016 through December 31, 2016	--	--	--	--
Total	90,000	$0.09	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Exhibits

31.	Rule 13a-14(a)/15d-14(a) Certifications
32.*	Section 1350 Certifications
101.xml	XBRL Instance Document
101.xsd	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________
* Furnished. Not Filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTEX INDUSTRIES, INC.

Date: February 10, 2017	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer