Form 10-K
period 2017-09-30
ALTEX INDUSTRIES INC
filed 2017-12-15
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017

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

Registrant's telephone number, including area code: (303) 265-9312

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2017: $387,000

Number of shares outstanding of registrant's common stock as of December 15, 2017: 12,555,131

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company's estimated reserves at September 30, 2017, are 3,700 barrels of proved, developed oil reserves associated with the Company's 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company's registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. At December 15, 2017, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. At December 15,2017, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. The Company did not participate in the drilling of any wells during the year ended September 30, 2015 ("FY15"), the year ended September 30, 2016 ("FY16"), or the year ended September 30, 2017 ("FY17"). At December 15, 2017, the Company was not engaged in any oil and gas operations of material importance. The Company owns very small mineral interests in Utah. All of the Company's production is located in Utah and Wyoming. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

Production

	Net Production		Average Price
Fiscal Year	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Average Production Cost Per Equivalent Barrel ("BOE")
2017	1,300	1,600	$44.12	$2.28	$0.00
2016	1,000	1,000	$26.14	$1.86	$0.00
2015	1,000	1,000	$42.88	$2.12	$0.86

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

	FY17		FY16
Quarter	High Price	Low Price	High Price	Low Price
1	$0.10	$0.08	$0.08	$0.06
2	0.10	0.07	0.10	0.06
3	0.09	0.07	0.09	0.06
4	0.10	0.07	0.10	0.08

At December 15, 2017, there were approximately 3,400 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no publicly announced plan or program for the purchase of shares. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2017 through July 31, 2017	5,684	$0.09	--	--
August 1, 2017, through August 31, 2017	--	--	--	--
September 1, 2017 through September 30, 2017	41,137	$0.07	--	--
Total	46,821	$0.07	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

In FY17 the Company used $112,000 cash in operating activities and $11,000 cash to acquire 136,821 shares of its common stock. In FY16 the Company used $117,000 cash in operating activities and $16,000 cash to acquire 188,780 shares of its common stock. Consequently, cash balances decreased $123,000 and $133,000 in FY17 and FY16, respectively. At September 30, 2017 and 2016, other accrued expenses include $1,024,000 in salary payable to the Company's president, pursuant to his employment agreement, that the president has elected to defer, as well as $49,000 in related accrued payroll tax.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 15, 2017, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

Oil and gas sales increased from $28,000 in FY16 to $61,000 in FY17 principally because of the significant increase in world oil prices. General and administrative expense decreased from $390,000 in FY16 to $188,000 in FY17 because of reduced payroll expense.

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

Item 9b. Other Information.
None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance.

Mr. Steven H. Cardin, 67, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 66, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 61, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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

Item 11. Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)
Steven H. Cardin, CEO	2017	3,000	3,000
Steven H. Cardin, CEO	2016	225,000	225,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning each person who, as of December 15, 2017, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of December 15, 2017, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven H. Cardin (Director and Executive Officer) PO Box 1057 Breckenridge CO 80424	7,233,866	57.53%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	57.53%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14. Principal Accountant Fees and Services.

Audit Fees. Billed for FY17: $9,700. Billed for FY16: $6,650.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

The Company does not engage an accountant to render audit or non‑audit services unless the engagement is explicitly pre-approved by the Company's Audit Committee. During FY17 and FY16 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company's principal accountant.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
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

Date: December 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN H. CARDIN

By: Steven H. Cardin, Director, Principal Executive Officer, Princi-pal Financial Officer, and Principal Accounting Officer

Date: December 15, 2017

/s/ STEPHEN F. FANTE

By: Stephen F. Fante, Director

Date: December 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Altex Industries, Inc.
Breckenridge, Colorado

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and its subsidiaries (collectively, "the Company") as of September 30, 2017 and the related consolidated statements of operations, stockholders' equity and cash flows for year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and its subsidiaries as of September 30, 2017 and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Thayer O'Neal Company, LLC

Thayer O'Neal Company, LLC
Houston, Texas
December 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Altex Industries, Inc.
Breckenridge, Colorado

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. and its subsidiaries (collectively, "the Company") as of September 30, 2016 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altex Industries, Inc. and its subsidiaries as of September 30, 2016 and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
December 23, 2016

ALTEX INDUSTRIES, INC.
Consolidated Balance Sheets

	September 30
	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,349,000	$2,472,000
Accounts receivable	-	3,000
Other	17,000	16,000
Total current assets	2,366,000	2,491,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method) (Notes 6 and 7)	333,000	334,000
Other	3,000	17,000
Total property and equipment, at cost	336,000	351,000
Less accumulated depreciation, depletion, and amortization	(227,000)	(224,000)
Net property and equipment	109,000	127,000

Total assets	$2,475,000	$2,618,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,000	$7,000
Other accrued expenses	1,080,000	1,080,000
Total current liabilities	1,084,000	1,087,000

Commitments and Contingencies (Notes 3, 5 and 6)	-	-

Stockholders' equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 12,597,631 and 12,734,452, respectively	126,000	127,000
Additional paid-in capital	13,827,000	13,837,000
Accumulated deficit	(12,562,000)	(12,433,000)
Total stockholders' equity	1,391,000	1,531,000

Total stockholders' equity and liabilities	$2,475,000	$2,618,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Operations
Years ended September 30

	2017	2016
Revenue
Oil and gas sales	$61,000	$28,000
	61,000	28,000

Costs and expenses
Production taxes	5,000	2,000
General and administrative	188,000	390,000
Depreciation, depletion, and amortization	18,000	22,000
	211,000	414,000

Other income
Interest income	18,000	17,000
Other income	3,000	-

Net loss	$(129,000)	$(369,000)

Basic and diluted loss per share	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding	12,658,843	12,739,991

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Cash Flows
Years ended September 30
	2017	2016
Cash flows used in operating activities
Net loss	$(129,000)	$(369,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	18,000	22,000
Decrease in accounts receivable	3,000	4,000
(Increase) decrease in other assets	(1,000)	1,000
Decrease in accounts payable	(3,000)	(11,000)
Increase in other accrued expenses	-	236,000
Net cash used in operating activities	(112,000)	(117,000)

Cash flows from investing activities	-	-

Cash flows from financing activities
Acquisition of treasury stock	(11,000)	(16,000)
Net cash from financing activities	(11,000)	(16,000)

Net decrease in cash and cash equivalents	(123,000)	(133,000)
Cash and cash equivalents at beginning of year	2,472,000	2,605,000
Cash and cash equivalents at end of year	$2,349,000	$2,472,000

Noncash Investing and Financing Activities
Retirement of treasury stock	$11,000	$16,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2015	12,923,232	129,000	13,851,000	(12,064,000)	-	1,916,000
Net loss				(369,000)		(369,000)
Acquisition of treasury stock, 188,780 shares at $0.08 per share					(16,000)	(16,000)
Retirement of treasury stock	(188,780)	(2,000)	(14,000)		16,000	-
Balance at September 30, 2016	12,734,452	127,000	13,837,000	(12,433,000)	-	1,531,000
Net loss				(129,000)		(129,000)
Acquisition of treasury stock, 136,821 shares at $0.08 per share					(11,000)	(11,000)
Retirement of treasury stock	(136,821)	(1,000)	(10,000)		11,000	-
Balance at September 30, 2017	12,597,631	$126,000	$13,827,000	$(12,562,000)	$-	$1,391,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2017 and 2016

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

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2017.

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

Note 2 - Income Taxes. At September 30, 2017, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward ("NOL") of $2,259,000, which will expire in the years 2029 through 2037. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2017, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:

Deferred Tax Assets	2017	2016
Depletion carryforward	$301,000	301,000
Net operating loss carryforward	790,000	740,000
Accrued shareholder salary	359,000	359,000
Other	-	5,000
Total Net Deferred Tax Assets	1,450,000	1,405,000
Less valuation allowance	(1,450,000)	(1,405,000)
Net Deferred Tax Asset	$-	-

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2017	2016
Tax benefit at 35% of net earnings	$(45,000)	(129,000)
State income tax, net of Federal benefit	-	-
Change in valuation allowance for net deferred tax assets	45,000	129,000
Income tax expense	$-	-

As of September 30, 2017, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2017, the Company's tax years that remain subject to examination are 2014 - 2017 (Federal jurisdiction) and 2013 - 2017 (state jurisdictions).

Note 3 - Related Party Transactions. Effective October 1, 2016, the Company renewed its employment agreement with its president. The agreement has an initial term of five years and provides an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement ("FSA") and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at the president's election, in either cash or common stock of the Company at then fair market value. The Company will match any contribution that the president makes to the Company's FSA. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. At September 30, 2017, other accrued expense includes $1,024,000 in salary payable to the Company's president that the president has elected to defer.

Note 4 - Major Customers. In 2017 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 91% of oil and gas sales. In 2017 the two customers individually accounted for 58% and 33% of oil and gas sales. In 2016 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 87% of oil and gas sales. In 2016 the two customers individually accounted for 49% and 38% of oil and gas sales.

Note 5 - Leases. The Company rents office space under a cancellable operating lease that expires June 30, 2025. The Company may cancel upon 30 days' written notice and the payment of a termination fee of $4,000. The Company incurred rent expense of $24,000 in 2017 and 2016.

Note 6 - Reclamation, Restoration, and Dismantlement (RR&D). The Company accounts for its RR&D costs in accordance with ASC Topic 410 "Asset Retirement and Environmental Obligations." ASC 410 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2017 and 2016, the plugging and abandonment liability was not material to the financial statements.

Note 7 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Oil prices used are the average of the NYMEX settlement price for the spot month on the first day of each month of 2017, corrected to received price using a price differential. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

I. Capitalized Costs Relating to Oil and Gas Producing Activities
September 30, 2017
Proved properties	$333,000
Accumulated depreciation, depletion, amortization and valuation allowance	(224,000)
Net capitalized cost	$109,000

II. Estimated Quantities of Proved Oil and Gas Reserves
Oil in Barrels
Balance at September 30, 2015	4,200
Revisions of previous estimates	(300)
Production	(700)
Balance at September 30, 2016	3,200
Revisions of previous estimates	1,100
Production	(600)
Balance at September 30, 2017	3,700

III. Present Value of Estimated Future Net Revenue
	At September 30
	2017	2016
Estimated future revenue	$130,000	$85,000
Estimated future expenditures	(15,000)	(10,000)
Estimated future net revenue	115,000	75,000
10% annual discount of estimated future net revenue	(44,000)	(26,000)
Present value of estimated future net revenue	$71,000	$49,000

IV. Summary of Changes in Present Value of Estimated Future Net Revenue
	Year ended September 30
	2017	2016
Present value of estimated future net revenue, beginning of year	$49,000	$103,000
Sales, net of production costs	(56,000)	(28,000)
Net change in prices and cost of future production	35,000	(45,000)
Revisions of quantity estimates	24,000	(5,000)
Accretion of discount	5,000	10,000
Change in production rates and other	14,000	14,000
Present value of estimated future net revenue, end of year	$71,000	$49,000