Form 10-Q
period 2017-12-31
ALTEX INDUSTRIES INC
filed 2018-02-09
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Number of shares outstanding of issuer's Common Stock as of February 9, 2018: 12,555,131

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	December 31,	September 30,
	2017	2017
Assets
Current assets
Cash and cash equivalents	$2,327,000	$2,349,000
Accounts receivable	1,000	-
Other	12,000	17,000
Total current assets	2,340,000	2,366,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Other	-	3,000
Total property and equipment, at cost	333,000	336,000
Less accumulated depreciation, depletion, and amortization	(229,000)	(227,000)
Net property and equipment	104,000	109,000

Total assets	2,444,000	2,475,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	8,000	4,000
Other accrued expenses	1,076,000	1,080,000
Total current liabilities	1,084,000	1,084,000

Commitments and Contingencies	-	-

Stockholders' equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; 12,597,631 shares issued; 12,555,131 and 12,597,631 shares outstanding in December and September, respectively	126,000	126,000
Additional paid-in capital	13,827,000	13,827,000
Accumulated deficit	(12,589,000)	(12,562,000)
Treasury stock, at cost, 42,500 shares	(4,000)	-
Total stockholders' equity	1,360,000	1,391,000

Total liabilities and stockholders' equity	$2,444,000	$2,475,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2017	2016
Revenue
Oil and gas sales	$12,000	$21,000
Total revenue	12,000	21,000

Costs and expenses
Production taxes	-	1,000
General and administrative	38,000	42,000
Depreciation, depletion, and amortization	5,000	6,000
Total costs and expenses	43,000	49,000

Loss from operations	(31,000)	(28,000)

Other income
Interest income	4,000	5,000
Total other income	4,000	5,000

Net loss	$(27,000)	$(23,000)

Loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	12,573,229	12,688,148

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	December 31,
	2017	2016
Cash flows used in operating activities
Net loss	$(27,000)	$(23,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	5,000	6,000
Increase in accounts receivable	(1,000)	(1,000)
Decrease in other current assets	5,000	4,000
Increase (decrease) in accounts payable	4,000	(2,000)
Decrease in other accrued expenses	(4,000)	(4,000)
Net cash used in operating activities	(18,000)	(20,000)

Cash flows from financing activities
Acquisition of treasury stock	(4,000)	(8,000)
Net cash used in financing activities	(4,000)	(8,000)

Net decrease in cash and cash equivalents	(22,000)	(28,000)
Cash and cash equivalents at beginning of period	2,349,000	2,472,000
Cash and cash equivalents at end of period	$2,327,000	$2,444,000

Noncash investing and financing activities
Retirement of property plant and equipment	$3,000	$-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 ‑ Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2017, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2017, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2017 Annual Report on Form 10‑K, and it is suggested that these condensed consolidated financial statements be read in conjunction therewith.

Note 2 – Income Taxes. The Company does not anticipate that the Tax Cuts and Jobs Act will have a material effect on the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances decreased $22,000 in the three months ended December 31, 2017. At December 31, 2017, $1,073,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company's president that the Company's president has elected to defer. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, the possibility of a change in the interest rates the Company realizes on cash balances, and changes in the price of oil and natural gas, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 9, 2018, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

Oil and gas sales decreased from $21,000 in the three months ended December 31, 2016, ("Q1FY17") to $12,000 in the three months ended December 31, 2017, ("Q1FY18"), despite higher realized oil and gas prices, because of the rapid decline in production and sales from a single well in which the Company has an interest. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

Liquidity and Capital Resources

Operating Activities. The Company used $18,000 and $20,000 cash in operating activities in Q1FY18 and Q1FY17, respectively.

Financing Activities. The Company acquired 42,500 shares of it common stock for $4,000 during Q1FY18 and 90,000 shares of its common stock for $8,000 during Q1FY17.

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
PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2017	22,500	$0.08	--	--
November 2017	--	--	--	--
December 2017	20,000	$0.09	--	--
Total	42,500	$0.08	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Exhibits

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.*	Section 1350 Certifications

101.xml	XBRL Instance Document

101.xsd	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________
* Furnished. Not Filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTEX INDUSTRIES, INC.

Date: February 9, 2018	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer