Form 10-Q
period 2018-03-31
ALTEX INDUSTRIES INC
filed 2018-05-04
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares outstanding of issuer's Common Stock as of May 4, 2018: 12,555,131

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,318,000	$2,349,000
Accounts receivable	4,000	-
Other	7,000	17,000
Total current assets	2,329,000	2,366,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Other	-	3,000
Total property and equipment, at cost	333,000	336,000
Less accumulated depreciation, depletion, and amortization	(233,000)	(227,000)
Net property and equipment	100,000	109,000

Total assets	2,429,000	2,475,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	7,000	4,000
Other accrued expenses	1,077,000	1,080,000
Total current liabilities	1,084,000	1,084,000

Commitments and Contingencies	-	-

Stockholders' equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; 12,597,631 shares issued; 12,555,131 and 12,597,631 shares outstanding in March and September, respectively	126,000	126,000
Additional paid-in capital	13,827,000	13,827,000
Accumulated deficit	(12,604,000)	(12,562,000)
Treasury stock, at cost, 42,500 shares	(4,000)	-
Total stockholders' equity	1,345,000	1,391,000

Total liabilities and stockholders' equity	$2,429,000	$2,475,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2018	2017	2018	2017
Revenue
Oil and gas sales	$27,000	$16,000	$39,000	$37,000
Total revenue	27,000	16,000	39,000	37,000

Costs and expenses
Production taxes	3,000	2,000	3,000	3,000
General and administrative	45,000	61,000	83,000	103,000
Depreciation, depletion, and amortization	4,000	6,000	9,000	12,000
Total costs and expenses	52,000	69,000	95,000	118,000

Loss from operations	(25,000)	(53,000)	(56,000)	(81,000)

Other income
Interest income	5,000	4,000	9,000	9,000
Other income	5,000	3,000	5,000	3,000
Total other income	10,000	7,000	14,000	12,000

Net loss	$(15,000)	$(46,000)	$(42,000)	$(69,000)

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	12,555,131	12,644,452	12,564,279	12,666,540

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31
	2018	2017
Cash flows used in operating activities
Net loss	$(42,000)	$(69,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	9,000	12,000
Increase in accounts receivable	(4,000)	2,000
Decrease in other current assets	10,000	10,000
Increase in accounts payable	3,000	2,000
Decrease in other accrued expenses	(3,000)	(2,000)
Net cash used in operating activities	(27,000)	(45,000)

Cash flows from financing activities
Acquisition of treasury stock	(4,000)	(8,000)
Net cash used in financing activities	(4,000)	(8,000)

Net decrease in cash and cash equivalents	(31,000)	(53,000)
Cash and cash equivalents at beginning of period	2,349,000	2,472,000
Cash and cash equivalents at end of period	$2,318,000	$2,419,000

Noncash investing and financing activities
Retirement of property plant and equipment	$3,000	$-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 ‑ Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2017, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2018, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2017 Annual Report on Form 10‑K, and it is suggested that these condensed consolidated financial statements be read in conjunction therewith.

Adoption of New Accounting Standards. ASU 2014-09, Revenue - Revenue from Contracts with Customers. As of September 30, 2017, we are not required to adopt and have not begun implementation for the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments. The effective date will be annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances decreased $31,000 in the six months ended March 31, 2018. At March 31, 2018, $1,073,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company's president that the Company's president has elected to defer. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, the possibility of a change in the interest rates the Company realizes on cash balances, and changes in the price of oil and natural gas, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 4, 2018, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

Oil and gas sales increased from $16,000 in the three months ended March 31, 2017, ("Q2FY17") to $27,000 in the three months ended March 31, 2018, ("Q2FY18"), because of higher realized oil and gas prices and increased production net to the Company's interest. General and administrative expense decreased from $61,000 to $45,000 from Q2FY17 to Q2FY18 and from $103,000 to $83,000 from the six months ended March 31, 2017, to the six months ended March 31, 2018, principally because of decreased salary and professional expense. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

Liquidity and Capital Resources

Operating Activities. The Company used $27,000 and $45,000 cash in operating activities in the six months ended March 31, 2018, and March 31, 2017, respectively.

Financing Activities. The Company acquired 42,500 shares of its common stock for $4,000 during Q1FY18 and 90,000 shares of its common stock for $8,000 during Q1FY17.

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

ALTEX INDUSTRIES, INC.

Date: May 4, 2018	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer