Form 10-Q
period 2018-06-30
ALTEX INDUSTRIES INC
filed 2018-07-20
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares outstanding of issuer's Common Stock as of July 20, 2018: 12,555,131

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,287,000	$2,349,000
Accounts receivable	5,000	-
Other	23,000	17,000
Total current assets	2,315,000	2,366,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Other	-	3,000
Total property and equipment, at cost	333,000	336,000
Less accumulated depreciation, depletion, and amortization	(237,000)	(227,000)
Net property and equipment	96,000	109,000

Total assets	$2,411,000	$2,475,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,000	$4,000
Other accrued expenses	1,078,000	1,080,000
Total current liabilities	1,081,000	1,084,000

Commitments and Contingencies	-	-

Stockholders' equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; 12,597,631 shares issued; 12,555,131 and 12,597,631 shares outstanding in June and September, respectively	126,000	126,000
Additional paid-in capital	13,827,000	13,827,000
Accumulated deficit	(12,619,000)	(12,562,000)
Treasury stock, at cost, 42,500 shares	(4,000)	-
Total stockholders' equity	1,330,000	1,391,000

Total liabilities and stockholders' equity	$2,411,000	$2,475,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2018	2017	2018	2017
Revenue
Oil and gas sales	$14,000	$14,000	$53,000	$51,000
Total revenue	14,000	14,000	53,000	51,000

Costs and expenses
Production taxes	1,000	-	4,000	3,000
General and administrative	35,000	39,000	118,000	142,000
Depreciation, depletion, and amortization	4,000	5,000	13,000	17,000
Total costs and expenses	40,000	44,000	135,000	162,000

Loss from operations	(26,000)	(30,000)	(82,000)	(111,000)

Other income
Interest income	10,000	5,000	19,000	14,000
Other income	1,000	-	6,000	3,000
Total other income	11,000	5,000	25,000	17,000

Net loss	$(15,000)	$(25,000)	$(57,000)	$(94,000)

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	12,561,230	12,644,452	12,564,279	12,659,177

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	June 30
	2018	2017
Cash flows used in operating activities
Net loss	$(57,000)	$(94,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	13,000	17,000
Decrease (increase) in accounts receivable	(5,000)	1,000
Decrease in other current assets	(6,000)	(6,000)
Increase in accounts payable	(1,000)	(4,000)
Increase (decrease) in other accrued expenses	(2,000)	1,000
Net cash used in operating activities	(58,000)	(85,000)

Cash flows from financing activities
Acquisition of treasury stock	(4,000)	(8,000)
Net cash used in financing activities	(4,000)	(8,000)

Net decrease in cash and cash equivalents	(62,000)	(93,000)
Cash and cash equivalents at beginning of period	2,349,000	2,472,000
Cash and cash equivalents at end of period	$2,287,000	$2,379,000

Noncash investing and financing activities
Retirement of property plant and equipment	$3,000	$-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 ‑ Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2017, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2018, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2017 Annual Report on Form 10‑K, and it is suggested that these condensed consolidated financial statements be read in conjunction therewith.

Adoption of New Accounting Standards. We have adopted the following recent accounting pronouncement in these financial statements with no significant impact on reported financial position, results of operations or cash flow:

ASU 2014-09, Revenue - Revenue from Contracts with Customers. The new standard, as amended, requires that we recognize revenue in the amount to which we expect to be entitled for delivery of promised goods and services to our customers. The new standard also resulted in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, the new standard requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized.

We adopted the standard as of January 1, 2018 using the modified retrospective approach applied to all contracts that were not completed at adoption based on the contract terms in existence at adoption. No adjustment was required to beginning retained earnings as a result of this adoption and none of the enhanced revenue-related disclosures were required.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Cash balances decreased $62,000 in the nine months ended June 30, 2018. At June 30, 2018, $1,073,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company's president that the Company's president has elected to defer. The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, the possibility of a change in the interest rates the Company realizes on cash balances, and changes in the price of oil and natural gas, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 20, 2018, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and reclamation, restoration, and dismantlement expense ("RR&D"). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

General and administrative expense decreased from $142,000 for the nine months ended June 30, 2017, to $118,000 for the nine months ended June 30, 2018, principally because of decreased salary and professional expense. Interest income increased from $5,000 and $14,000 for the three and nine months ended June 30, 2017, respectively, to $10,000 and $19,000 for the three and nine months ended June 30, 2018, because of higher realized interest rates earned on cash balances. At the current level of cash balances and at current interest rates, the Company's revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

Liquidity and Capital Resources

Operating Activities. The Company used $58,000 and $85,000 cash in operating activities in the nine months ended June 30, 2018, and June 30, 2017, respectively.

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

ALTEX INDUSTRIES, INC.

Date: July 20, 2018	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer