Form 10-K
period 2018-09-30
ALTEX INDUSTRIES INC
filed 2018-12-14
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2018: $358,000

Number of shares outstanding of registrant's common stock as of December 14, 2018: 12,351,731

"Safe Harbor" Statement under the United States Private Securities Litigation Reform Act of 1995

Statements that are not historical facts contained in this Form 10-K are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include: general economic conditions; movements in interest rates; the market price of oil and natural gas; the risks associated with exploration and production; the Company's ability, or the ability of its operating subsidiary, Altex Oil Corporation ("AOC"), to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company's competitors; the Company's ability and AOC's ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Company's estimated reserves at September 30, 2018, are 3,700 barrels of proved, developed oil reserves associated with the Company's 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company's registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. At December 14, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. At December 14, 2018, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. The Company did not participate in the drilling of any wells during the year ended September 30, 2016 ("FY16"), the year ended September 30, 2017 ("FY17"), or the year ended September 30, 2018 ("FY18"). At December 14, 2018, the Company was not engaged in any oil and gas operations of material importance. The Company owns very small mineral interests in Utah. All of the Company's production is located in Utah and Wyoming. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

Production

	Net Production		Average Price
Fiscal Year	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Average Production Cost Per Equivalent Barrel ("BOE")
2018	1,200	1,200	$51.27	$2.06	$0.00
2017	1,300	1,600	$44.12	$2.28	$0.00
2016	1,000	1,000	$26.14	$1.86	$0.00

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

	FY18		FY17
Quarter	High Price	Low Price	High Price	Low Price
1	$0.09	$0.08	$0.10	$0.08
2	0.08	0.07	0.10	0.07
3	0.08	0.07	0.09	0.07
4	0.08	0.07	0.10	0.07

At December 14, 2018, there were approximately 3,400 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no publicly announced plan or program for the purchase of shares. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2018 through July 31, 2018	--	--	--	--
August 1, 2018, through August 31, 2018	--	--	--	--
September 1, 2018 through September 30, 2018	203,400	$0.08	--	--
Total	203,400	$0.08	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In FY18 the Company used $55,000 cash in operating activities and $20,000 cash to acquire 245,900 shares of its common stock. In FY17 the Company used $112,000 cash in operating activities and $11,000 cash to acquire 136,821 shares of its common stock. Consequently, cash balances decreased $75,000 and $123,000 in FY18 and FY17, respectively. At September 30, 2018 and 2017, other accrued expenses include $1,024,000 in salary payable to the Company's president, pursuant to his employment agreement, that the president has elected to defer, as well as $49,000 in related accrued payroll tax.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 14, 2018, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

General and administrative expense decreased from $188,000 in FY17 to $158,000 in FY18 because of reduced payroll and reduced professional services expense. Interest income increased from $18,000 in FY17 to $30,000 in FY18 because of increased realized interest rates.

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

Item 9b.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance.

Mr. Steven H. Cardin, 67, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 67, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 62, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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

Item 11.  Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)
Steven H. Cardin, CEO	2018	3,000	3,000
Steven H. Cardin, CEO	2017	3,000	3,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning each person who, as of December 14, 2018, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of December 14, 2018, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven H. Cardin (Director and Executive Officer) PO Box 1057 Breckenridge CO 80424	7,233,866	58.57%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	58.57%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14. Principal Accountant Fees and Services

Audit Fees. Billed for FY18: $7,800. Billed for FY17: $9,700.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

The Company does not engage an accountant to render audit or non‑audit services unless the engagement is explicitly pre-approved by the Company's Audit Committee. During FY18 and FY17 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company's principal accountant.

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

Date: December 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN H. CARDIN
By: Steven H. Cardin, Director, Principal Executive Officer, Princi-pal Financial Officer, and Principal Accounting Officer

Date: December 14, 2018

/s/ STEPHEN F. FANTE
By: Stephen F. Fante, Director

Date: December 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of ALTEX INDUSTRIES, INC.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of ALTEX INDUSTRIES, INC. (the Company) as of September 30, 2018 and 2017 and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended September 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Thayer O'Neal Company, LLC

We have served as the Company's auditor since 2017.

Houston, Texas

December 14, 2018

ALTEX INDUSTRIES, INC.
Consolidated Balance Sheets

	September 30
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,274,000	$2,349,000
Other	18,000	17,000
Total current assets	2,292,000	2,366,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method) (Notes 6 and 7)	333,000	333,000
Other	-	3,000
Total property and equipment, at cost	333,000	336,000
Less accumulated depreciation, depletion, and amortization	(236,000)	(227,000)
Net property and equipment	97,000	109,000

Total assets	$2,389,000	$2,475,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,000	$4,000
Other accrued expenses - related party	1,080,000	1,080,000
Total current liabilities	1,091,000	1,084,000

Commitments and Contingencies (Notes 3, 5 and 6)	-	-

Stockholders' equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 12,351,731 and 12,597,631, respectively	124,000	126,000
Additional paid-in capital	13,809,000	13,827,000
Accumulated deficit	(12,635,000)	(12,562,000)
Total stockholders' equity	1,298,000	1,391,000

Total stockholders' equity and liabilities	$2,389,000	$2,475,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Operations
Years ended September 30

	2018	2017
Revenue
Oil and gas sales	$64,000	$61,000
	64,000	61,000

Costs and expenses
Production taxes	5,000	5,000
General and administrative	158,000	188,000
Depreciation, depletion, and amortization	12,000	18,000
	175,000	211,000

Other income
Interest income	30,000	18,000
Other income	8,000	3,000

Net loss	$(73,000)	$(129,000)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	12,556,906	12,658,843

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Cash Flows
Years ended September 30

	2018	2017
Cash flows used in operating activities
Net loss	$(73,000)	$(129,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	12,000	18,000
Decrease in accounts receivable	-	3,000
Increase in other assets	(1,000)	(1,000)
Increase (decrease) in accounts payable	7,000	(3,000)
Net cash used in operating activities	(55,000)	(112,000)

Cash flows from investing activities	-	-

Cash flows from financing activities
Acquisition of treasury stock	(20,000)	(11,000)
Net cash from financing activities	(20,000)	(11,000)

Net decrease in cash and cash equivalents	(75,000)	(123,000)
Cash and cash equivalents at beginning of year	2,349,000	2,472,000
Cash and cash equivalents at end of year	$2,274,000	$2,349,000

Noncash Investing and Financing Activities
Retirement of treasury stock	$20,000	$11,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional paid-in	Accumulated	Treasury	Total stockholders'
	Shares	Amount	capital	deficit	stock	equity
Balance at September 30, 2016	12,734,452	127,000	13,837,000	(12,433,000)		1,531,000
Net loss				(129,000)		(129,000)
Acquisition of treasury stock, 136,821 shares at $0.08 per share					(11,000)	(11,000)
Retirement of treasury stock	(136,821)	(1,000)	(10,000)		11,000	-
Balance at September 30, 2017	12,597,631	126,000	13,827,000	(12,562,000)	-	1,391,000
Net loss				(73,000)		(73,000)
Acquisition of treasury stock, 245,900 shares at $0.08 per share					(20,000)	(20,000)
Retirement of treasury stock	(245,900)	(2,000)	(18,000)		20,000	-
Balance at September 30, 2018	12,351,731	$124,000	$13,809,000	$(12,635,000)	$-	$1,298,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2018 and 2017

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

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2018.

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

Note 2 - Income Taxes. At September 30, 2018, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward ("NOL") of $2,332,000, which will expire in the years 2027 through 2038. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2018, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:

Deferred Tax Assets	2018	2017
Depletion carryforward	$181,000	301,000
Net operating loss carryforward	490,000	790,000
Accrued shareholder salary	215,000	359,000
Total Net Deferred Tax Assets	886,000	1,450,000
Less valuation allowance	(886,000)	(1,450,000)
Net Deferred Tax Asset	$-	-

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2018	2017
Tax benefit at 21% and 35% of net earnings at September 30, 2018 and September 30, 2017, respectively	$(15,000)	(45,000)
Impact of rate change effective January 1, 2018	579,000	-
Change in valuation allowance for net deferred tax assets	(564,000)	45,000
Income tax expense	$-	-

As of September 30, 2018, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2018, the Company's tax years that remain subject to examination are 2015 - 2018 (Federal jurisdiction) and 2014 - 2018 (state jurisdictions).

Note 3 - Related Party Transactions. Effective October 1, 2016, the Company renewed its employment agreement with its president. The agreement has an initial term of five years and provides an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement ("FSA") and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at the president's election, in either cash or common stock of the Company at then fair market value. The Company will match any contribution that the president makes to the Company's FSA. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. At September 30, 2018, other accrued expense includes $1,024,000 in salary payable to the Company's president that the president has elected to defer.

Note 4 - Major Customers. In 2018 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 94% of oil and gas sales. In 2018 the three customers individually accounted for 37%, 32% and 25% of oil and gas sales. In 2017 the Company had two customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 91% of oil and gas sales. In 2017 the two customers individually accounted for 58% and 33% of oil and gas sales..

Note 5 - Leases. The Company rents office space under a cancellable operating lease that expires June 30, 2025. The Company may cancel upon 30 days' written notice and the payment of a termination fee of $4,000. The Company incurred rent expense of $25,000 in 2018 and $24,000 in 2017.

Note 6 - Reclamation, Restoration, and Dismantlement (RR&D). The Company accounts for its RR&D costs in accordance with ASC Topic 410 "Asset Retirement and Environmental Obligations." ASC 410 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2018 and 2017, the plugging and abandonment liability was not material to the financial statements.

Note 7 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Oil prices used are the average of the NYMEX settlement price for the spot month on the first day of each month of 2018, corrected to received price using a price differential. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

I. Capitalized Costs Relating to Oil and Gas Producing Activities

September 30, 2018
Proved properties	$333,000
Accumulated depreciation, depletion, amortization and valuation allowance	(236,000)
Net capitalized cost	$97,000

II. Estimated Quantities of Proved Oil and Gas Reserves

Oil in Barrels
Balance at September 30, 2016	3,200
Revisions of previous estimates	1,100
Production	(600)
Balance at September 30, 2017	3,700
Revisions of previous estimates	500
Production	(500)
Balance at September 30, 2018	3,700

III. Present Value of Estimated Future Net Revenue

	At September 30
	2018	2017
Estimated future revenue	$225,000	$130,000
Estimated future expenditures	26,000	(15,000)
Estimated future net revenue	199,000	115,000
10% annual discount of estimated future net revenue	(79,000)	(44,000)
Present value of estimated future net revenue	$120,000	$71,000

IV. Summary of Changes in Present Value of Estimated Future Net Revenue

	Year ended September 30
	2018	2017
Present value of estimated future net revenue, beginning of year	$71,000	$49,000
Sales, net of production costs	(59,000)	(56,000)
Net change in prices and cost of future production	75,000	35,000
Revisions of quantity estimates	19,000	24,000
Accretion of discount	8,000	5,000
Change in production rates and other	6,000	14,000
Present value of estimated future net revenue, end of year	$120,000	$71,000