Form 10-Q
period 2018-12-31
ALTEX INDUSTRIES INC
filed 2019-02-08
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Number of shares outstanding of issuer's Common Stock as of February 8, 2019: 12,351,731

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	December 31,	September 30,
	2018	2018
Assets
Current assets
Cash and cash equivalents	$2,266,000	$2,274,000
Accounts receivable	3,000	-
Other	14,000	18,000
Total current assets	2,283,000	2,292,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and amortization	(239,000)	(236,000)
Net property and equipment	94,000	97,000

Total assets	2,377,000	2,389,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	6,000	11,000
Other accrued expenses	1,075,000	1,080,000
Total current liabilities	1,081,000	1,091,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; 12,351,731 shares issued and outstanding	124,000	124,000
Additional paid-in capital	13,809,000	13,809,000
Accumulated deficit	(12,637,000)	(12,635,000)
Total stockholders' equity	1,296,000	1,298,000

Total liabilities and stockholders' equity	$2,377,000	$2,389,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2018	2017
Revenue
Oil and gas sales	$22,000	$12,000
Total revenue	22,000	12,000

Costs and expenses
Production taxes	2,000	-
General and administrative	32,000	38,000
Depreciation, depletion, and amortization	3,000	5,000
Total costs and expenses	37,000	43,000

Loss from operations	(15,000)	(31,000)

Other income
Interest income	13,000	4,000
Total other income	13,000	4,000

Net loss	$(2,000)	$(27,000)

Loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	12,351,731	12,573,229

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	December 31,
	2018	2017
Cash flows used in operating activities
Net loss	$(2,000)	$(27,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	3,000	5,000
Increase in accounts receivable	(3,000)	(1,000)
Decrease in other current assets	4,000	5,000
Increase (decrease) in accounts payable	(5,000)	4,000
Decrease in other accrued expenses	(5,000)	(4,000)
Net cash used in operating activities	(8,000)	(18,000)

Cash flows from financing activities
Acquisition of treasury stock	-	(4,000)
Net cash used in financing activities	-	(4,000)

Net decrease in cash and cash equivalents	(8,000)	(22,000)
Cash and cash equivalents at beginning of period	2,274,000	2,349,000
Cash and cash equivalents at end of period	$2,266,000	$2,327,000

Noncash investing and financing activities
Retirement of property plant and equipment	$-	$3,000

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 ‑ Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2018, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2018, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2018 Annual Report on Form 10‑K, and it is suggested that these condensed consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

The Company used $18,000 cash in operating activities in the three months ended December 31, 2017, and $8,000 cash in operating activities in the three months ended December 31, 2018. The Company used $4,000 cash to acquire 42,500 shares of its Common Stock in the three months ended December 31, 2017. Consequently, cash decreased $22,000 in the three months ended December 31, 2017, and cash decreased $8,000 in the three months ended December 31, 2018. At September 30, 2018 and at December 31, 2018, $1,073,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company’s president that the Company’s president has elected to defer.

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

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 8, 2019, the Company had no material commitments for capital expenditures.

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

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a‑14. Based upon the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s Exchange Act reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ALTEX INDUSTRIES, INC.

Date: February 8, 2019	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer