Form 10-Q
period 2019-03-31
ALTEX INDUSTRIES INC
filed 2019-05-10
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Number of shares outstanding of issuer's Common Stock as of May 10, 2019: 12,262,376

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	September 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$2,270,000	$2,274,000
Accounts receivable	1,000	-
Other	8,000	18,000
Total current assets	2,279,000	2,292,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and amortization	(242,000)	(236,000)
Net property and equipment	91,000	97,000

Total assets	2,370,000	2,389,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	9,000	11,000
Other accrued expenses	1,076,000	1,080,000
Total current liabilities	1,085,000	1,091,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; 12,351,731 shares issued; 12,282,376 and 12,351,731 shares outstanding in March and September, respectively	124,000	124,000
Additional paid-in capital	13,809,000	13,809,000
Accumulated deficit	(12,643,000)	(12,635,000)
Treasury stock, at cost, 69,355 shares	(5,000)	-
Total stockholders' equity	1,285,000	1,298,000

Total liabilities and stockholders' equity	$2,370,000	$2,389,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2019	2018	2019	2018
Revenue
Oil and gas sales	$9,000	$27,000	$31,000	$39,000
Total revenue	9,000	27,000	31,000	39,000

Costs and expenses
Production taxes	1,000	3,000	3,000	3,000
General and administrative	48,000	45,000	80,000	83,000
Depreciation, depletion, and amortization	3,000	4,000	6,000	9,000
Total costs and expenses	52,000	52,000	89,000	95,000

Loss from operations	(43,000)	(25,000)	(58,000)	(56,000)

Other income
Interest income	13,000	5,000	26,000	9,000
Other income	24,000	5,000	24,000	5,000
Total other income	37,000	10,000	50,000	14,000

Net loss	$(6,000)	$(15,000)	$(8,000)	$(42,000)

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	12,342,713	12,555,131	12,347,272	12,564,279

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	March 31
	2019	2018
Cash flows used in operating activities
Net loss	$(8,000)	$(42,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	6,000	9,000
Increase in accounts receivable	(1,000)	(4,000)
Decrease in other current assets	10,000	10,000
Increase in accounts payable	(2,000)	3,000
Decrease in other accrued expenses	(4,000)	(3,000)
Net cash provided by (used in) operating activities	1,000	(27,000)

Cash flows from financing activities
Acquisition of treasury stock	(5,000)	(4,000)
Net cash used in financing activities	(5,000)	(4,000)

Net decrease in cash and cash equivalents	(4,000)	(31,000)
Cash and cash equivalents at beginning of period	2,274,000	2,349,000
Cash and cash equivalents at end of period	$2,270,000	$2,318,000

Noncash investing and financing activities
Retirement of property plant and equipment	$-	$3,000

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Treasury	Total stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	stock	equity
For the six months ended March 31, 2019
Balance at September 30, 2018			12,351,731	$124,000	$13,809,000	$(12,635,000)	$-	$1,298,000
Net loss						(8,000)		(8,000)
Dividends declared
Preferred stock, none
Common stock, none
Acquisition of treasury stock, 69,355 shares at $0.08 per share			(69,355)				(5,000)	(5,000)
Balance at March 31, 2019			12,282,376	$124,000	$13,809,000	$(12,643,000)	$(5,000)	$1,285,000

For the three months ended March 31, 2019
Balance at December 31, 2018			12,351,731	$124,000	$13,809,000	$(12,637,000)	$-	$1,296,000
Net loss						(6,000)		(6,000)
Dividends declared
Preferred stock, none
Common stock, none
Acquisition of treasury stock, 69,355 shares at $0.08 per share			(69,355)				(5,000)	(5,000)
Balance at March 31, 2019			12,282,376	$124,000	$13,809,000	$(12,643,000)	$(5,000)	$1,285,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 ‑ Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2018, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2019, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2018 Annual Report on Form 10‑K, and it is suggested that these condensed consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Operating activities in the six months ended March 31, 2019, provided $1,000 cash, and operating activities in the six months ended March 31, 2018, used $27,000 cash. The Company used $4,000 cash to acquire 42,500 shares of its Common Stock in the six months ended March 31, 2018, and used $5,000 cash to acquire 69,355 shares of its Common Stock in the six months ended March 31, 2019. Consequently, cash decreased $31,000 in the six months ended March 31, 2018, and $4,000 in the six months ended March 31, 2019. At September 30, 2018, and at March 31, 2019, $1,073,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company’s president that the Company’s president has elected to defer.

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

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 10, 2019, the Company had no material commitments for capital expenditures.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2019	--	--	--	--
February 2019	--	--	--	--
March 2019	69,355	$0.08	--	--
Total	69,355	$0.08	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Exhibits

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.*	Section 1350 Certifications

101.xml	XBRL Instance Document

101.xsd	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document
___________________________
* Furnished. Not Filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTEX INDUSTRIES, INC.

Date: May 10, 2019	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer