Form 10-K
period 2019-09-30
ALTEX INDUSTRIES INC
filed 2019-12-26
CIK 775057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. Large accelerated filer [  ] Accelerated Filer [  ] Non-accelerated filer [  ] Smaller Reporting Company [X] Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold: $402,000

Number of shares outstanding of registrant's common stock as of December 26, 2019: 12,185,409

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Company’s estimated reserves at September 30, 2019, are 2,400 barrels of proved, developed oil reserves associated with the Company’s 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company’s registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. At December 26, 2019, the Company owned working interests in 2 gross (0.22 net) productive oil wells (which produce associated natural gas), no wells producing only natural gas, and 203 gross (13 net) developed acres. At December 26 ,2019, the Company did not own a working interest in any undeveloped acreage, and, to the best knowledge of the Company, none of the wells in which the Company owns an interest is a multiple completion. However, certain wells in which the Company owns an interest do produce from multiple zones. The Company did not participate in the drilling of any wells during the year ended September 30, 2017 (“FY17"), the year ended September 30, 2018 (“FY18"), or the year ended September 30, 2019 (“FY19"). At December 26, 2019, the Company was not engaged in any oil and gas operations of material importance. The Company owns very small mineral interests in Utah. All of the Company’s production is located in Utah and Wyoming. For additional information, see Note 7 of Notes to Consolidated Financial Statements below.

Production

	Net Production		Average Price		Average Production Cost Per Equivalent
Fiscal Year	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Barrel ("BOE")
2019	1,100	1,000	$48.38	$2.78	$0.00
2018	1,200	1,200	$51.27	$2.06	$0.00
2017	1,300	1,600	$44.12	$2.28	$0.00

Item 3.   Legal Proceedings.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on OTC Pink under the symbol "ALTX". The high and low prices for the Company’s common stock for each quarter in the last two fiscal years are listed in the table below.

	FY19		FY18
Quarter	High Price	Low Price	High Price	Low Price
1	$0.08	$0.07	$0.09	$0.08
2	0.10	0.06	0.08	0.07
3	0.10	0.08	0.08	0.07
4	0.10	0.08	0.08	0.07

At December 26, 2019, there were approximately 3,400 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no publicly announced plan or program for the purchase of shares. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2019 through July 31, 2019	--	--	--	--
August 1, 2019, through August 31, 2019	--	--	--	--
September 1, 2019 through September 30, 2019	76,967	$0.08	--	--
Total	76,967	$0.08	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In FY19 operating activities provided $5,000 cash, and the Company used $13,000 cash to acquire 166,322 shares of its common stock. In FY18 the Company used $55,000 cash in operating activities and $20,000 cash to acquire 245,900 shares of its common stock. Consequently, cash balances decreased $8,000 and $75,000 in FY19 and FY18, respectively. At September 30, 2019 and 2018, other accrued expenses include $1,024,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $49,000 in related accrued payroll tax.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 26, 2019, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to both environmental liability and RR&D. The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

In FY19 the Company wrote down the carrying value of it oil and gas properties by recognizing an impairment provision of $24,000. Interest income increased from $30,000 in FY18 to $51,000 in FY19 because of higher realized interest rates on cash balances. Included in other income in FY19 was $63,000 in bonus payments for undeveloped acreage leased to third parties.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Mr. Steven H. Cardin, 69, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey S. Chernow, 68, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen F. Fante, 63, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years and currently owns and operates CB Paws, which retails high-end accessories for dogs and cats. Mr. Fante has been a Director since 1989.

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

Item 11.   Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)
Steven H. Cardin, CEO	2019	3,000	3,000
Steven H. Cardin, CEO	2018	3,000	3,000

Effective October 1, 2016, the Company renewed its Employment Agreement with Mr. Cardin. The Agreement has an initial term of five years and provides an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement (“FSA”) and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at Mr. Cardin's election, in either cash or common stock of the Company at then fair market value. The Company will match any contribution that Mr. Cardin makes to the Company’s FSA.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning each person who, as of December 26, 2019, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of December 26, 2019, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven H. Cardin (Director and Executive Officer) PO Box 1057 Breckenridge CO 80424	7,233,866	59.4%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	59.4%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14. Principal Accounting Fees and Services

Audit Fees. Billed for FY19: $7,500. Billed for FY18: $7,800.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

The Company does not engage an accountant to render audit or non‑audit services unless the engagement is explicitly pre-approved by the Company’s Audit Committee. During FY19 and FY18 no Audit-Related Fees, Tax Fees, or Other Fees were billed by the Company’s principal accountant.

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
___________________________
* Furnished. Not Filed. Not incorporated by reference. Not subject to liability. Item 16. Form 10-K Summary. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTEX INDUSTRIES, INC.

/s/ STEVEN H. CARDIN
By: Steven H. Cardin, CEO

Date: December 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN H. CARDIN
By: Steven H. Cardin, Director, Principal Executive Officer, Princi-pal Financial Officer, and Principal Accounting Officer

Date: December 26, 2019

/s/ STEPHEN F. FANTE
By: Stephen F. Fante, Director

Date: December 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Altex Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altex Industries, Inc. (“the Company”), as of September 30, 2019 and 2018 and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the years then ended and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC
We have served as the Company's auditor since 2017
Sugar Land, Texas
December 26, 2019

ALTEX INDUSTRIES, INC.
Consolidated Balance Sheets

	September 30
	2019	2018
Assets
Current assets
Cash and cash equivalents	$2,266,000	$2,274,000
Other	20,000	18,000
Total current assets	2,286,000	2,292,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method) (Note 6)	333,000	333,000
Less accumulated depreciation, depletion, and valuation provision	(275,000)	(236,000)
Net property and equipment	58,000	97,000

Total assets	$2,344,000	$2,389,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,000	$11,000
Other accrued expenses - related party	1,081,000	1,080,000
Total current liabilities	1,091,000	1,091,000

Commitments and Contingencies (Notes 3, 5 and 6)	-	-

Stockholders’ equity
Preferred stock, $.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding, 12,185,409 and 12,351,731, respectively	122,000	124,000
Additional paid-in capital	13,798,000	13,809,000
Accumulated deficit	(12,667,000)	(12,635,000)
Total stockholders' equity	1,253,000	1,298,000

Total stockholders' equity and liabilities	$2,344,000	$2,389,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Operations
Years ended September 30

	2019	2018
Revenue
Oil and gas sales	$56,000	$64,000
	56,000	64,000

Costs and expenses
Production taxes	4,000	5,000
General and administrative	161,000	158,000
Depreciation, depletion, amortization and valuation provision	39,000	12,000
	204,000	175,000

Other income
Interest income	51,000	30,000
Other income	65,000	8,000

Net loss	$(32,000)	$(73,000)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	12,303,021	12,556,906

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Cash Flows
Years ended September 30
	2019	2018
Cash flows used in operating activities
Net loss	$(32,000)	$(73,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization, and valuation provision	39,000	12,000
Increase in other assets	(2,000)	(1,000)
Increase (decrease) in accounts payable	(1,000)	7,000
Increase in other accrued expenses	1,000	-
Net cash used in operating activities	5,000	(55,000)

Cash flows from investing activities	-	-

Cash flows from financing activities
Acquisition of treasury stock	(13,000)	(20,000)
Net cash from financing activities	(13,000)	(20,000)

Net decrease in cash and cash equivalents	(8,000)	(75,000)
Cash and cash equivalents at beginning of year	2,274,000	2,349,000
Cash and cash equivalents at end of year	$2,266,000	$2,274,000

Noncash Investing and Financing Activities
Retirement of treasury stock	$13,000	$20,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional paid-in	Accumulated	Treasury	Total stockholders'
	Shares	Amount	capital	deficit	stock	equity
Balance at September 30, 2017	12,597,631	$126,000	$13,827,000	$(12,562,000)		$1,391,000
Net loss				(73,000)		(73,000)
Acquisition of treasury stock, 245,900 shares at $0.08 per share					(20,000)	(20,000)
Retirement of treasury stock	(245,900)	(2,000)	(18,000)		20,000	-
Balance at September 30, 2018	12,351,731	124,000	13,809,000	(12,635,000)	-	1,298,000
Net loss				(32,000)		(32,000)
Acquisition of treasury stock, 166,322 shares at $0.08 per share					(13,000)	(13,000)
Retirement of treasury stock	(166,322)	(2,000)	(11,000)		13,000	-
Balance at September 30, 2019	12,185,409	$122,000	$13,798,000	$(12,667,000)	$-	$1,253,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2019 and 2018

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

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2019.

Earnings Per Share: Earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year.

Concentrations of credit risk: The Company maintains significant amounts of cash and sometimes permits cash balances in national banking institutions to exceed FDIC limits.

Revenue recognition: The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Substantially all of the Company’s revenue is from sales of oil and gas production, interest income, and, occasionally, bonus payments for mineral leases. Revenue from oil and gas production is recognized based on sales date as reported to the Company by the operators of oil and gas production facilities in which the company has an interest. Interest income is recognized when earned. The Company accounts for mineral lease bonus payments in accordance with the guidance set forth in ASC 932, Extractive Activities – Oil and Gas, and it classifies such income as other income. The Company recognizes revenue from mineral lease bonus payments when it has received both an executed agreement and the bonus payment, and the Company has no obligation to refund any portion of the payment. The Company classifies mineral lease bonus payments as other income because the leasing of mineral interests is not a principal business activity of the Company, and material amounts of mineral lease bonus payments do not occur with any regularity.

Revenue and Other Income: Other income is any income the Company receives that is neither oil and gas sales attributable to the current period nor interest income. Other income includes various items of miscellaneous income as well as lease bonus payments.

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), which requires lessees to recognize a lease liability and right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. The provision of ASU 2016-2 also modifies the definition of a lease and outlines the requirements for recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The ASU 2016-2 is effective for annual periods beginning after December 15, 2018. The Company is currently in the process of reviewing this pronouncement to determine the impact on is financial statement as it relates to its operating lease as discussed in Note 5.

Note 2 - Income Taxes. At September 30, 2019, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward ("NOL") of $2,340,000, of which $2,259,000 will expire in the years 2027 through 2037. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2019, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:

Deferred Tax Assets	2019	2018
Depletion carryforward	$181,000	181,000
Net operating loss carryforward	491,000	490,000
Accrued shareholder salary	215,000	215,000
Deletion and amortization	6,000	-
Total Net Deferred Tax Assets	893,000	886,000
Less valuation allowance	(893,000)	(886,000)
Net Deferred Tax Asset	$-	-

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2019	2018
Tax benefit at 21% of net earnings	$(7,000)	(15,000)
Impact of rate change effective January 1, 2018	-	579,000
Change in valuation allowance for net deferred tax assets	(7,000)	(564,000)
Income tax expense	$-	-

As of September 30, 2019, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2019, the Company’s tax years that remain subject to examination are 2016 - 2019 (Federal jurisdiction) and 2015 - 2019 (state jurisdictions).

Note 3 - Related Party Transactions. Effective October 1, 2016, the Company renewed its employment agreement with its president. The agreement has an initial term of five years and provides an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement (“FSA”) and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at the president’s election, in either cash or common stock of the Company at then fair market value. The Company will match any contribution that the president makes to the Company’s FSA. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. At September 30, 2019, other accrued expense includes $1,024,000 in salary payable to the Company’s president that the president has elected to defer.

Note 4 - Major Customers. In 2019 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 94% of oil and gas sales. In 2019 the three customers individually accounted for 46%, 28% and 20% of oil and gas sales. 2018 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 94% of oil and gas sales. In 2018 the three customers individually accounted for 37%, 32% and 25% of oil and gas sales.

Note 5 - Leases. The Company rents office space under a short-term lease that the Company may cancel upon 30 days’ notice and the payment of a $4,000 termination fee. If the lease is not canceled, it will terminate on June 30, 2025. The Company incurred rent expense of $25,000 in 2019 and $25,000 in 2018. The landlord may increase annual rent no more than CPI.

Note 6 - Reclamation, Restoration, and Dismantlement (RR&D). The Company accounts for its RR&D costs in accordance with ASC Topic 410 "Asset Retirement and Environmental Obligations." ASC 410 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement requires the Company to recognize a liability for the fair value of its plugging and abandonment liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. For the years ended September 30, 2019 and 2018, the plugging and abandonment liability was not material to the financial statements.

Note 7 – Subsequent events. The Company has evaluated all transactions from September 30, 2019 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved developed. Oil prices used are the average of the NYMEX settlement price for the spot month on the first day of each month of 2019, corrected to received price using a price differential. Income tax expense is not reflected in the tables below because of the anticipated utilization of net operating loss carryforwards and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates tend to fluctuate in light of new production data.

I. Capitalized Costs Relating to Oil and Gas Producing Activities

September 30, 2019
Proved properties	$333,000
Accumulated depreciation, depletion, amortization and valuation allowance	(275,000)
Net capitalized cost	$58,000

II. Estimated Quantities of Proved Oil and Gas Reserves

Oil in Barrels
Balance at September 30, 2017	3,700
Revisions of previous estimates	500
Production	(500)
Balance at September 30, 2018	3,700
Revisions of previous estimates	(900)
Production	(400)
Balance at September 30, 2019	2,400

III. Present Value of Estimated Future Net Revenue

	At September 30
	2019	2018
Estimated future revenue	$100,000	$225,000
Estimated future expenditures	11,000	26,000
Estimated future net revenue	89,000	199,000
10% annual discount of estimated future net revenue	(31,000)	(79,000)
Present value of estimated future net revenue	$58,000	$120,000

IV. Summary of Changes in Present Value of Estimated Future Net Revenue

	Year ended September 30
	2019	2018
Present value of estimated future net revenue, beginning of year	$120,000	$71,000
Sales, net of production costs	(52,000)	(59,000)
Net change in prices and cost of future production	(12,000)	75,000
Revisions of quantity estimates	(25,000)	19,000
Accretion of discount	12,000	8,000
Change in production rates and other	15,000	6,000
Present value of estimated future net revenue, end of year	$58,000	$120,000