Form 10-Q
period 2019-12-31
ALTEX INDUSTRIES INC
filed 2020-02-12
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a Non-accelerated Filer, a small reporting company, or an emerging growth company.

Large accelerated filer [  ]Accelerated filer [  ]

Non-accelerated filer [  ]Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [ X ]

Number of shares outstanding of issuer's Common Stock as of February 12, 2020: 12,185,409

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	December 31,	September 30,
	2019	2019
Assets
Current assets
Cash and cash equivalents	$ 2,250,000	$ 2,266,000
Accounts receivable	1,000	-
Other	15,000	20,000
Total current assets	2,266,000	2,286,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and amortization	(277,000)	(275,000)
Net property and equipment	56,000	58,000

Total assets	2,322,000	2,344,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,000	10,000
Other accrued expenses	1,078,000	1,081,000
Total current liabilities	1,079,000	1,091,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 12,185,409 shares issued and outstanding	122,000	122,000
Additional paid-in capital	13,798,000	13,798,000
Accumulated deficit	(12,677,000)	(12,667,000)
Total stockholders' equity	1,243,000	1,253,000

Total liabilities and stockholders' equity	$ 2,322,000	$ 2,344,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2019	2018
Revenue
Oil and gas sales	$ 16,000	$ 22,000
Total revenue	16,000	22,000

Costs and expenses
Production taxes	1,000	2,000
General and administrative	32,000	32,000
Depreciation, depletion, and amortization	2,000	3,000
Total costs and expenses	35,000	37,000

Loss from operations	(19,000)	(15,000)

Other income
Interest income	9,000	13,000
Total other income	9,000	13,000

Net loss	$ (10,000)	$ (2,000)

Loss per share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	12,185,409	12,351,731

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the three months ended December 31, 2019	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
Balance at September 30, 2019			12,185,409	$ 122,000	$ 13,798,000	$ (12,667,000)	$ -	$ 1,253,000
Net loss						(10,000)		(10,000)
Dividends declared
Preferred stock, none
Common stock, none
Acquisition of treasury stock								-
Balance at December 31, 2019			12,185,409	$ 122,000	$ 13,798,000	$ (12,677,000)	$ -	$ 1,243,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	December 31,
	2019	2018
Cash flows used in operating activities
Net loss	$ (10,000)	$ (2,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	2,000	3,000
Increase in accounts receivable	(1,000)	(3,000)
Decrease in other current assets	5,000	4,000
Decrease in accounts payable	(9,000)	(5,000)
Decrease in other accrued expenses	(3,000)	(5,000)
Net cash used in operating activities	(16,000)	(8,000)

Cash flows from financing activities
Acquisition of treasury stock	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(16,000)	(8,000)
Cash and cash equivalents at beginning of period	2,266,000	2,274,000
Cash and cash equivalents at end of period	$ 2,250,000	$ 2,266,000

Supplemental disclosures
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2019, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2019, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K, and it is suggested that these condensed consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

The Company used $16,000 and $7,000 cash in operating activities in the three months ended December 31, 2019, and December 31, 2018, respectively. At December 31, 2019, and September 30, 2019, $1,073,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company’s president that the Company’s president has elected to defer. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

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

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 12, 2020, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and reclamation, restoration, and dismantlement expense (“RR&D”). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

At current oil and gas prices, the current level of cash balances, and current interest rates, the Company’s revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

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

ALTEX INDUSTRIES, INC.

Date: February 12, 2020	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer