Form 10-Q
period 2020-03-31
ALTEX INDUSTRIES INC
filed 2020-05-08
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [ X ]

Number of shares outstanding of issuer's Common Stock as of May 8, 2020: 12,185,409

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31	September 30,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$ 2,226,000	$ 2,266,000
Accounts receivable	-	-
Other	8,000	20,000
Total current assets	2,234,000	2,286,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and amortization	(279,000)	(275,000)
Net property and equipment	54,000	58,000

Total assets	2,288,000	2,344,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,000	10,000
Other accrued expenses	1,078,000	1,081,000
Total current liabilities	1,079,000	1,091,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 12,185,409 shares issued and outstanding	122,000	122,000
Additional paid-in capital	13,798,000	13,798,000
Accumulated deficit	(12,711,000)	(12,667,000)
Total stockholders' equity	1,209,000	1,253,000

Total liabilities and stockholders' equity	$ 2,288,000	$ 2,344,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2020	2019	2020	2019
Revenue
Oil and gas sales	$ 8,000	$ 9,000	$ 24,000	$ 31,000
Total revenue	8,000	9,000	24,000	31,000

Costs and expenses
Production taxes	-	1,000	1,000	3,000
General and administrative	47,000	48,000	79,000	80,000
Depreciation, depletion, and amortization	2,000	3,000	4,000	6,000
Total costs and expenses	49,000	52,000	84,000	89,000

Loss from operations	(41,000)	(43,000)	(60,000)	(58,000)

Other income
Interest income	7,000	13,000	16,000	26,000
Other income	-	24,000	-	24,000
Total other income	7,000	37,000	16,000	50,000

Net loss	$ (34,000)	$ (6,000)	$ (44,000)	$ (8,000)

Loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	12,185,409	12,342,713	12,185,409	12,347,272

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	March 31
	2020	2019
Cash flows used in operating activities
Net loss	$ (44,000)	$ (8,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	4,000	6,000
Increase in accounts receivable	-	(1,000)
Decrease in other current assets	12,000	10,000
Decrease in accounts payable	(9,000)	(2,000)
Decrease in other accrued expenses	(3,000)	(4,000)
Net cash provided by (used in) operating activities	(40,000)	1,000

Cash flows from financing activities
Acquisition of treasury stock	-	(5,000)
Net cash used in financing activities	-	(5,000)

Net decrease in cash and cash equivalents	(40,000)	(4,000)
Cash and cash equivalents at beginning of period	2,266,000	2,274,000
Cash and cash equivalents at end of period	$ 2,226,000	$ 2,270,000

Supplemental disclosures
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the six months ended March 31, 2020	Preferred Stock		Common Stock		Additional	Accumulated	Treasury	Total
	Shares	Amount	Shares	Amount	paid-in capital	deficit	stock	stockholders' equity
Balance at September 30, 2019			12,185,409	$ 122,000	$ 13,798,000	$ (12,667,000)	$ -	$ 1,253,000
Net loss						(44,000)		(44,000)
Dividends declared
Preferred stock, none
Common stock, none
Balance at March 31, 2020			12,185,409	$ 122,000	$ 13,798,000	$ (12,711,000)	$ -	$ 1,209,000

For the three months ended March 31, 2020	Preferred Stock		Common Stock		Additional	Accumulated	Treasury	Total
	Shares	Amount	Shares	Amount	paid-in capital	deficit	stock	stockholders' equity
Balance at December 31, 2019			12,185,409	$ 122,000	$ 13,798,000	$ (12,677,000)	$ -	$ 1,243,000
Net loss						(34,000)		(34,000)
Dividends declared
Preferred stock, none
Common stock, none
Balance at March 31, 2020			12,185,409	$ 122,000	$ 13,798,000	$ (12,711,000)	$ -	$ 1,209,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2019, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2020, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months and six months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K, and it is suggested that these condensed consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

COVID-19

COVID-19 has had and is likely to continue to have a material impact on the Company, its operations, its financial condition, and its results of operations. The world-wide reduction in demand for oil resulting from changes in social behavior designed to reduce the likelihood of the transmission of the SARS-CoV-2 virus is likely to contribute to significant continuing price weakness for crude oil. The Company’s president, the Company’s administrative assistant, and all of its directors are in the high-risk group for COVID-19. The illness or death of any of them could materially impact the Company’s ability to continue normal operations. The social distancing measures that have been implemented by the State of Colorado, where the Company’s president, the Company’s administrative assistant, the Company’s bookkeeper, the Company’s accountant, and two of the Company’s directors reside, have had an impact on the Company’s daily administrative operations and are likely to continue to do so. Continuing low oil prices are likely to reduce the Company’s revenue, increase its losses, and reduce its cash balances. Monetary policy responses by the Federal Reserve and risk-reducing investment activity in international capital markets as a result of the anticipated consequences of the COVID-19 pandemic have resulted in exceptionally low interest rates, thereby reducing the Company’s interest received on cash balances. There may be other material but unanticipated consequences of the COVID-19 pandemic.

Financial Condition

The Company used $40,000 cash in operating activities in the six months ended March 31, 2020, and operating activities provided $1,000 cash in the six months ended March 31, 2019. At March 31, 2020, and September 30, 2019, $1,073,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company’s president that the Company’s president has elected to defer. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces cash flow from operations. With the exception of the effects of the COVID-19 pandemic, capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, the possibility of a change in the interest rates the Company realizes on cash balances, and changes in the price of oil and natural gas, the Company knows of no other trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 8, 2020, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and reclamation, restoration, and dismantlement expense (“RR&D”). The Company does not believe that it currently has any material exposure to environmental liability or to RR&D, net of salvage value, although this cannot be assured.

Results of Operations

In the three and six months ended March 31, 2019, other income included $23,000 that the Company recognized in connection with the assignment of an oil and gas lease. At current oil and gas prices, the current level of cash balances, and current interest rates, the Company’s revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of the effects of COVID-19, unanticipated RR&D, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

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

ALTEX INDUSTRIES, INC.

Date: May 8, 2020	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer