Form 10-Q
period 2020-06-30
ALTEX INDUSTRIES INC
filed 2020-07-31
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares outstanding of issuer's Common Stock as of July 31, 2020: 12,185,409

ALTEX INDUSTRIES, INC.

Item 1. Financial Statements
ALTEX INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30	September 30
	2020	2019
Assets
Current assets
Cash and cash equivalents	$ 2,181,000	$ 2,266,000
Other	26,000	20,000
Total current assets	2,207,000	2,286,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and amortization	(281,000)	(275,000)
Net property and equipment	52,000	58,000

Total assets	2,259,000	2,344,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,000	10,000
Other accrued expenses	1,080,000	1,081,000
Total current liabilities	1,081,000	1,091,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 12,185,409 shares issued and outstanding	122,000	122,000
Additional paid-in capital	13,798,000	13,798,000
Accumulated deficit	(12,742,000)	(12,667,000)
Total stockholders' equity	1,178,000	1,253,000

Total liabilities and stockholders' equity	$ 2,259,000	$ 2,344,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		NIne Months Ended
	June 30		June 30
	2020	2019	2020	2019
Revenue
Oil and gas sales	$ 4,000	$ 12,000	$ 28,000	$ 43,000
Total revenue	4,000	12,000	28,000	43,000

Costs and expenses
Production taxes	1,000	-	2,000	3,000
General and administrative	34,000	35,000	113,000	115,000
Depreciation, depletion, and amortization	2,000	3,000	6,000	9,000
Total costs and expenses	37,000	38,000	121,000	127,000

Loss from operations	(33,000)	(26,000)	(93,000)	(84,000)

Other income
Interest income	1,000	12,000	17,000	38,000
Other income	1,000	41,000	1,000	65,000
Total other income	2,000	53,000	18,000	103,000

Net income (loss)	$ (31,000)	$ 27,000	$ (75,000)	$ 19,000

Income (loss) per share	$ (0.00)	$ 0.00	$ (0.01)	$ 0.00

Weighted average shares outstanding	12,185,409	12,262,596	12,185,409	12,318,973

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	June 30
	2020	2019
Cash flows provided by (used in) operating activities
Net income (loss)	$ (75,000)	$ 19,000
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	6,000	9,000
Increase in accounts receivable	-	(2,000)
Increase in other current assets	(6,000)	(6,000)
Decrease in accounts payable	(9,000)	(7,000)
Decrease in other accrued expenses	(1,000)	-
Net cash provided by (used in) operating activities	(85,000)	13,000

Cash flows from financing activities
Acquisition of treasury stock	-	(7,000)
Net cash used in financing activities	-	(7,000)

Net increase (decrease) in cash and cash equivalents	(85,000)	6,000
Cash and cash equivalents at beginning of period	2,266,000	2,274,000
Cash and cash equivalents at end of period	$ 2,181,000	$ 2,280,000

Supplemental disclosures
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the nine months ended June 30, 2020	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2019			12,185,409	$ 122,000	$ 13,798,000	$ (12,667,000)	$ -	$ 1,253,000
Net loss						(75,000)		(75,000)
Dividends declared
Preferred stock, none
Common stock, none
Balance at June 30, 2020			12,185,409	$ 122,000	$ 13,798,000	$ (12,742,000)	$ -	$ 1,178,000

For the three months ended June 30, 2020	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020			12,185,409	122,000	13,798,000	$ (12,711,000)	$ -	$ 1,209,000
Net loss						(31,000)		(31,000)
Dividends declared
Preferred stock, none
Common stock, none
Balance at June 30, 2020			12,185,409	$ 122,000	$ 13,798,000	$ (12,742,000)	$ -	$ 1,178,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2019, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2020, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K, and it is suggested that these condensed consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

COVID-19

COVID-19 has had and is likely to continue to have a material impact on the Company, its operations, its financial condition, and its results of operations. The world-wide reduction in demand for oil resulting from changes in social behavior designed to reduce the likelihood of the transmission of the SARS-CoV-2 virus is likely to contribute to significant continuing price weakness for crude oil. The Company’s president and all of its directors are in the high-risk group for COVID-19. The illness or death of any of them could materially impact the Company’s ability to continue normal operations. The social distancing measures that have been implemented by the State of Colorado, where the Company’s president, the Company’s administrative assistant, the Company’s bookkeeper, the Company’s accountant, and two of the Company’s directors reside, have had an impact on the Company’s daily administrative operations and are likely to continue to do so. Continuing low oil prices are likely to reduce the Company’s revenue, increase its losses, and reduce its cash balances. Monetary policy responses by the Federal Reserve and risk-reducing investment activity in international capital markets as a result of the anticipated consequences of the COVID-19 pandemic have resulted in exceptionally low interest rates, thereby reducing the Company’s interest received on cash balances. There may be other material but unanticipated consequences of the COVID-19 pandemic.

Financial Condition

The Company used $85,000 cash in operating activities in the nine months ended June 30, 2020, and operating activities provided $13,000 cash in the nine months ended June 30, 2019. At June 30, 2020, and September 30, 2019, $1,073,000 of other accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company’s president that the Company’s president has elected to defer. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

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

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 31, 2020, the Company had no material commitments for capital expenditures.

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

ALTEX INDUSTRIES, INC.

Date: July 31, 2020	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer