Form 10-K
period 2020-09-30
ALTEX INDUSTRIES INC
filed 2020-12-28
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-9030

ALTEX INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0989164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 Colorado Blvd #273 Denver CO 80206-4084
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. Large accelerated filer [  ] Accelerated Filer [  ] Non-accelerated filer [  ] Smaller Reporting Company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter: $398,000

Number of shares outstanding of registrant's common stock as of December 28, 2020: 12,141,401

“Safe Harbor” Statement under the United States

Private Securities Litigation Reform Act of 1995

Statements that are not historical facts contained in this Form 10-K are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include: general economic conditions; movements in interest rates; the market price of oil and natural gas; the risks associated with exploration and production; the Company’s ability, or the ability of its operating subsidiary, Altex Oil Corporation (AOC), to find, acquire, market, develop, and produce new properties; operating hazards attendant to the oil and natural gas business; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; the strength and financial resources of the Company’s competitors; the Company’s ability and AOC’s ability to find and retain skilled personnel; climatic conditions; availability and cost of material and equipment; delays in anticipated start-up dates; environmental risks; the results of financing efforts; and other uncertainties detailed elsewhere herein.

PART I

Item 1.Business.

Altex Industries, Inc. (or the "Registrant" or the "Company," each of which terms, when used herein, refer to Altex Industries, Inc. and/or its subsidiary) is a holding company with one full-time employee that was incorporated in Delaware in 1985. Through its operating subsidiary, AOC, the Company currently owns interests in productive onshore oil and gas properties, has bought and sold producing oil and gas properties, and, to a lesser extent, has participated in the drilling of exploratory and development wells, and in recompletions of existing wells.

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

Although many entities produce oil and gas, competitive factors play a material role in AOC's production operations only to the extent that such factors affect demand for and prices of oil and gas and demand for, supply of, and prices of oilfield services. The sale of oil and gas is regulated by Federal, state, and local agencies, and AOC is also subject to Federal, state, and local laws and regulations relating to the environment. These laws and regulations generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation. AOC regularly assesses its exposure to environmental liability and asset retirement obligations (ARO), which activities are covered by Federal, state, and local regulation. AOC does not believe that it currently has any material exposure to environmental liability or ARO, as it does not own any working interests.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

The Company’s estimated reserves at September 30, 2020, are 1,100 barrels of proved, developed oil reserves associated with the Company’s 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company’s registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. All of the Company’s interests in oil and gas properties are non-working interests. The Company did not participate in the drilling of any wells during the year ended September 30, 2018 (FY18), the year ended September 30, 2019 (FY19), or the year ended September 30, 2020 (FY20). At December 28, 2020, the Company was not engaged in any oil and gas operations. The Company owns very small mineral interests in Utah. All of the Company’s production is located in Utah and Wyoming.

Production

	Net Production		Average Price		Average Production Cost Per Equivalent Barrel
Fiscal Year	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
2020	600	400	$50.00	$2.50	$0.00
2019	1,100	1,000	$48.38	$2.78	$0.00
2018	1,200	1,200	$51.27	$2.06	$0.00

Item 3.Legal Proceedings.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on OTC Pink under the symbol ALTX. The high and low prices for the Company’s common stock for each quarter in the last two fiscal years are listed in the table below.

	FY20		FY19
Quarter	High Price	Low Price	High Price	Low Price
1	$0.12	$0.08	$0.08	$0.07
2	0.09	0.08	0.10	0.06
3	0.09	0.08	0.10	0.08
4	0.12	0.07	0.10	0.08

At December 28, 2020, there were approximately 3,400 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no publicly announced plan or program for the purchase of shares. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2020 through July 31, 2020	--	--	--	--
August 1, 2020, through August 31, 2020	--	--	--	--
September 1, 2020 through September 30, 2020	44,008	$0.09	--	--
Total	44,008	$0.09	--	--

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In FY20 operating activities used $121,000 cash, and the Company used $4,000 cash to acquire 44,008 shares of its common stock. In FY19 operating activities provided $5,000 cash, and the Company used $13,000 cash to acquire 166,322 shares of its common stock. Consequently, cash balances decreased $125,000 in FY20 and $8,000 in FY19.. At September 30, 2020 and 2019, accrued expenses, related party, of $1,073,000 consists of $1,024,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $49,000 in related accrued payroll tax. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 28, 2020, the Company had no material commitments for capital expenditures.

Results of Operations

Oil and gas sales decreased from $56,000 in FY19 to $31,000 in FY20 because quantities sold and prices received declined in FY20. In FY19 the Company wrote down the carrying value of it oil and gas properties by recognizing an impairment provision of $24,000. Interest income decreased from $51,000 in FY19 to $17,000 in FY20 because of lower realized interest rates on cash balances. Included in other income in FY19 was $63,000 in bonus payments for undeveloped acreage leased to third parties.

At the current levels of net oil and gas production, cash balances, interest rates, and oil and gas prices, the Company’s revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated ARO, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.Financial Statements and Supplementary Data.

The consolidated financial statements follow the signature page.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9b.  Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance.

Mr. Steven Cardin, 70, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Mr. Jeffrey Chernow, 69, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Mr. Stephen Fante, 65, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years. Mr. Fante has been a Director since 1989.

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

Item 11.Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)
Steven Cardin, CEO	2020	3,000	3,000
Steven Cardin, CEO	2019	3,000	3,000

Effective October 1, 2016, the Company renewed its Employment Agreement with Mr. Cardin. The Agreement has an initial term of five years and provides an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement (FSA) and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at Mr. Cardin's election, in either cash or common stock of the Company at then fair market value. The Company will match any contribution that Mr. Cardin makes to the Company’s FSA.

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)
Jeffrey Chernow	12,000	12,000
Stephen Fante	12,000	12,000

Each Director who is not also an officer of the Company receives $1,000 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning each person who, as of December 28, 2020, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of December 28, 2020, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven Cardin (Director and Executive Officer) 700 Colorado Blvd #273 Denver CO 80206-4084	7,233,866	59.6%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	59.6%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14. Principal Accountant Fees and Services

Audit Fees. Billed for FY20: $17,000. Billed for FY19: $7,500.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company’s Audit Committee.

PART IV

Item 15.Exhibits, Financial Statement Schedules

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

/s/ STEVEN CARDIN
By: Steven Cardin, CEO

Date: December 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN CARDIN
By:	Steven Cardin, Director, Principal Executive
Officer, Principal Financial Officer,
and Principal Accounting Officer

Date: December 28, 2020

/s/ JEFFREY CHERNOW
By: JEFFREY CHERNOW, Director

Date: December 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Altex Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Altex Industries, Inc. (the Company) as of September 30, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Altex Industries, Inc. as of September 30, 2019 were audited by other auditors whose report dated December 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audit provides a reasonable basis for our opinion.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

December 28, 2020

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

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2017

Sugar Land, Texas

December 26, 2019

ALTEX INDUSTRIES, INC.
Consolidated Balance Sheets

	September 30
	2020	2019
Assets
Current assets
Cash and cash equivalents	$ 2,141,000	$ 2,266,000
Other	20,000	20,000
Total current assets	2,161,000	2,286,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and valuation provision	(283,000)	(275,000)
Net property and equipment	50,000	58,000

Right-of-Use Asset	118,000	-

Total assets	$ 2,329,000	$ 2,344,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 9,000	$ 10,000
Operating lease liability	21,000	-
Accrued expenses, related party	1,073,000	1,073,000
Other accrued expenses	10,000	8,000
Total current liabilities	1,113,000	1,091,000

Long-term operating lease liability	97,000	-

Total liabilitites	1,210,000	1,091,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding, 12,141,401 and 12,185,409, respectively	122,000	122,000
Additional paid-in capital	13,794,000	13,798,000
Accumulated deficit	(12,797,000)	(12,667,000)
Total stockholders' equity	1,119,000	1,253,000

Total stockholders' equity and liabilities	$ 2,329,000	$ 2,344,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Operations
Years ended September 30

	2020	2019
Revenue
Oil and gas sales	$ 31,000	$ 56,000
Total revenue	31,000	56,000

Operating expense
Production taxes	1,000	4,000
General and administrative	170,000	161,000
Depreciation, depletion, amortization and valuation provision	8,000	39,000
Total operating expense	179,000	204,000

Other income
Interest income	17,000	51,000
Other income	1,000	65,000
Total other income	18,000	116,000

Net loss	$ (130,000)	$ (32,000)

Basic and diluted loss per share	$ (0.01)	$ (0.00)

Basic and diluted weighted average shares outstanding	12,184,567	12,303,021

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Cash Flows
Years ended September 30
	2020	2019
Cash flows used in operating activities
Net loss	$ (130,000)	$ (32,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization and valuation provision	8,000	39,000
Increase in other assets	-	(2,000)
Decrease in accounts payable	(1,000)	(1,000)
Increase in other accrued expenses	2,000	1,000
Net cash provided by (used in) operating activities	(121,000)	5,000

Cash flows from investing activities	-	-

Cash flows from financing activities
Acquisition of treasury stock	(4,000)	(13,000)
Net cash used in financing activities	(4,000)	(13,000)

Net decrease in cash and cash equivalents	(125,000)	(8,000)
Cash and cash equivalents at beginning of year	2,266,000	2,274,000
Cash and cash equivalents at end of year	$ 2,141,000	$ 2,266,000

Noncash Investing and Financing Activities
Recognition of operating lease liability	$ 118,000	$ -
Retirement of treasury stock	4,000	13,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2018	12,351,731	$ 124,000	$ 13,809,000	$ (12,635,000)	$ -	$ 1,298,000
Net loss				(32,000)		(32,000)
Acquisition of treasury stock, 166,322 shares at $0.08 per share					(13,000)	(13,000)
Retirement of treasury stock	(166,322)	(2,000)	(11,000)		13,000	-
Balance at September 30, 2019	12,185,409	122,000	13,798,000	(12,667,000)	-	1,253,000
Net loss				(130,000)		(130,000)
Acquisition of treasury stock, 44,008 shares at $0.09 per share					(4,000)	(4,000)
Retirement of treasury stock	(44,008)	-	(4,000)		4,000	-
Balance at September 30, 2020	12,141,401	$ 122,000	$ 13,794,000	$ (12,797,000)	$ -	$ 1,119,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

Note 1 - Nature of Operations and Summary of Significant Accounting Policies.

Nature of operations: Altex Industries, Inc., through its wholly-owned subsidiary, jointly referred to as “the Company,” owns non-working interests in productive oil and gas properties located in Utah and Wyoming. The Company’s revenues are generated from interest income from cash deposits and from sales of oil and gas production. The Company’s operations are significantly affected by changes in interest rates and oil and gas prices.

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

Reclassifications: Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Property and equipment: The Company follows the successful efforts method of accounting for oil and gas operations, under which exploration costs, including geological and geophysical costs, annual delay rentals, and exploratory dry hole costs, are charged to expense as incurred. Costs to acquire unproved properties, to drill and to equip exploratory wells that find proved reserves, and to drill and to equip development wells are capitalized. Capitalized costs relating to proved oil and gas properties are depleted on the units-of-production method based on estimated quantities of proved reserves and estimated ARO. Upon the sale or retirement of property and equipment, the cost thereof and the accumulated depreciation, depletion, and valuation allowance are removed from the accounts, and the resulting gain or loss is credited or charged to operations.

Impairment of long-lived assets: The Company assesses long-lived assets for impairment when the carrying value of such assets may not be recoverable. This review compares the asset’s carrying value with management’s estimate of its undiscounted cash flows. If the estimated cash flows exceed the carrying value, no impairment is recognized. If the carrying value exceeds the estimated cash flows, an impairment equal to the excess of the carrying value over the estimated cash flows is recognized. No such impairment may be restored in the future. The Company’s proved oil and gas properties are assessed for impairment on an individual field basis.

Asset retirement obligations: If the Company acquires a working interest in an oil and gas property that is placed in service, it records a liability for its ARO. Subsequently, the ARO liability is accreted to its then-present value. Inherent in the estimation of ARO are numerous assumptions and judgments including ultimate settlement amounts, inflation rates, discount rates, timing of settlement, and changes in regulations. To the extent changes in these assumptions impact the estimate of the ARO, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Earnings (loss) per share: Basic earnings (loss) per share has been calculated based on the weighted average number of common shares outstanding. Under this method, the incremental number of shares used in computing diluted earnings per share (EPS) is the difference between the number of shares assumed issued and purchased using assumed proceeds. Diluted EPS amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive. Basic and diluted earnings per share are the same in the periods presented as there are no such outstanding instruments at September 30, 2020, or September 30, 2019.

Fair value measurements: “Fair value“ is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of fair value estimation, based on the observability of inputs: Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Level 2. Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 3. Valuations based on inputs that are unobservable and significant to the overall fair value measurement. As of September 30, 2020 and 2019, the company believes the amounts reported for the carrying value of cash, other current assets, accounts payable, accrued expenses (related parties), and other accrued expenses, as reflected in the consolidated balance sheets, approximate fair value, due to the short maturity of these instruments.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2020.

Concentrations of credit risk: The Company maintains significant amounts of cash and sometimes permits cash balances to exceed insured limits.

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

Recent Accounting Pronouncements:

In February 2016 the FASB issued ASU 2016-2, Leases (Topic 842), which requires lessees to recognize a lease liability and right-of-use asset for all leases, including operating leases, with a term greater than 12 months. The provisions of ASU 2016-2 also modify the definition of a lease and outline the requirements for recognition, measurement, presentation, and disclosure of leasing arrangements. ASU 2016-2 is effective for annual periods beginning after December 15, 2018. The Company adopted the provisions of ASU 2016-2 effective October 1, 2019.

In December 2019 the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740). The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not believe the adoption of ASU-2019-12 will have a material impact on the Company’s financial statements.

Note 2 - Income Taxes. At September 30, 2020, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward of $2,473,000, of which $2,259,000 will expire in the years 2027 through 2037. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2020, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:

Deferred Tax Assets	2020	2019
Depletion carryforward	$181,000	181,000
Net operating loss carryforward	519,000	491,000
Accrued shareholder salary	215,000	215,000
Deletion and amortization	4,000	6,000
Total Net Deferred Tax Assets	919,000	893,000
Less valuation allowance	(919,000)	(893,000)
Net Deferred Tax Asset	$-	-

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2020	2019
Tax benefit at 21% of net earnings	$(27,000)	(7,000)
Impact of rate change effective January 1, 2018	-	-
Change in valuation allowance for net deferred tax assets	(27,000)	(7,000)
Income tax expense	$-	-

As of September 30, 2020, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2020, the Company’s tax years that remain subject to examination are 2017 - 2020 (Federal jurisdiction) and 2016 - 2020 (state jurisdictions).

Note 3 - Related Party Transactions. Effective October 1, 2016, the Company renewed its employment agreement with its president. The agreement has an initial term of five years and provides an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement (FSA) and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at the president’s election, in either cash or common stock of the Company at then fair market value. The Company matches any contribution that the president makes to the

Company’s FSA. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. At September 30, 2020, accrued expense, related party, includes $1,024,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $49,000 in related accrued payroll tax. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

Note 4 - Major Customers. In 2020 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 97% of oil and gas sales. In 2020 the three customers individually accounted for 43%, 41% and 13% of oil and gas sales. In 2019 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 94% of oil and gas sales. In 2019 the three customers individually accounted for 46%, 28% and 20% of oil and gas sales.

Note 5 - Leases. The Company rents office space under an operating lease that terminates on June 30, 2025. The Company may cancel the lease upon 30 days’ notice and the payment of a $4,000 termination fee. If the landlord sells the premises to an unrelated third party, the new landlord may reduce the term to one year from the date of purchase. The Company incurred lease cost of $26,000 in 2020 and rent expense of $25,000 in 2019. The landlord may increase annual rent no more than CPI. On October 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) ASC 842, “Leases.” We adopted ASC 842 using the optional modified retrospective transition method. Under this transition method, we did not recast the prior period financial statements. The adoption of ASC 842 resulted in the recognition of a right-of-use asset and a corresponding lease liability of $118,000 at September 30, 2020.

Future minimum lease payments as of September 30
2021	27,000
2022	27,000
2023	28,000
2024	28,000
2025	22,000
Total	132,000

Note 6 - Oil and Natural Gas Properties. Oil and natural gas properties consist of the following:

	September 30
	2020	2019
Oil and natural gas properties
Proved, developed properties	$333,000	$333,000
Less: accumulated depreciation, depletion and impairment	(283,000)	(275,000)
Total oil and natural gas properties	$50,000	$58,000

During the fiscal year ended September 30, 2019, the company recorded an impairment provision of $24,000 on its oil and gas properties. As the Company does not own working interests, it is not liable for the cost of well abandonment or surface restoration, so no ARO liability was recorded at September 30, 2020 and 2019.

Note 7 - Equity and treasury stock transactions. In the year ended September 30, 2020, the Company purchased 44,008 shares of its common stock for an average price of $0.09 per share and retired the shares. In the year ended September 30, 2019, the Company purchased 166,322 shares of it s common stock for an average price of $0.08 per share and retired the shares.

Note 8 – Subsequent events. The Company has evaluated all transactions from September 30, 2020, through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

Note 9 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all of the Company's reserves are proved, developed.

I. Capitalized Costs. Capitalized costs include the cost of properties, excluding any asset retirement obligations.

September 30, 2020
Proved properties	$ 333,000
Accumulated depreciation, depletion, amortization and valuation allowance	(283,000)
Net capitalized cost	$ 50,000

II. Estimated Quantities of Reserves. Reed W. Ferrill & Associates, Inc., an independent engineering firm, prepared the Company’s estimate of reserves, future production, and income. The estimated reserves include only those quantities that are expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulations and with conventional operating methods. Proved, developed reserves represent only those reserves expected to be recovered from existing wells.

Oil in Barrels
Balance at September 30, 2018	3,700
Revisions of previous estimates	(900)
Production	(400)
Balance at September 30, 2019	2,400
Revisions of previous estimates	(700)
Production	(600)
Balance at September 30, 2019	1,100

III. Standardized Measure of Discounted Cash Flows. The standardized measure of discounted cash flows from the Company’s oil and gas reserves is summarized below. Cash flows are discounted at an annual rate of 10%. This does not result in an estimate of fair market or present value. Prices are the average of the NYMEX settlement price on the first day of each month of the year, corrected to received price. Cash flows are computed by applying that price to estimated production, less estimated expenditures incurred in estimated production. Income tax expense is not included because of the anticipated utilization of net operating loss and depletion carryforwards. The estimation of reserves is complex and subjective, and reserve estimates fluctuate in light of new production data.

	At September 30
	2020	2019
Estimated future revenue	$ 33,000	$ 100,000
Estimated future expenditures	(2,000)	(11,000)
Estimated future net revenue	31,000	89,000
10% annual discount of estimated future net revenue	(8,000)	(31,000)
Present value of estimated future net revenue	$ 23,000	$ 58,000

IV. Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30
	2020	2019
Present value of estimated future net revenue, beginning of year	$ 58,000	$ 120,000
Sales, net of production costs	(30,000)	(52,000)
Net change in prices and cost of future production	(7,000)	(12,000)
Revisions of quantity estimates	(16,000)	(25,000)
Accretion of discount	6,000	12,000
Change in production rates and other	12,000	15,000
Present value of estimated future net revenue, end of year	$ 23,000	$ 58,000