Form 10-Q
period 2021-03-31
ALTEX INDUSTRIES INC
filed 2021-05-07
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares outstanding of issuer's Common Stock as of May 7, 2021: 12,141,401

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$ 2,067,000	$ 2,141,000
Accounts receivable	1,000	-
Other	7,000	20,000
Total current assets	2,075,000	2,161,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and amortization	(287,000)	(283,000)
Net property and equipment	46,000	50,000

Right-of-Use Asset	106,000	118,000

Total assets	2,227,000	2,329,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,000	9,000
Operating lease liability	22,000	21,000
Accrued expenses, related party	1,073,000	1,073,000
Other accrued expenses	5,000	10,000
Total current liabilities	1,101,000	1,113,000

Long-term operating lease liability	84,000	97,000

Total Liabilities	1,185,000	1,210,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 12,141,401 shares issued and outstanding	122,000	122,000
Additional paid-in capital	13,794,000	13,794,000
Accumulated deficit	(12,874,000)	(12,797,000)
Total stockholders' equity	1,042,000	1,119,000

Total liabilities and stockholders' equity	$ 2,227,000	$ 2,329,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue
Oil and gas sales	$ 3,000	$ 8,000	$ 11,000	$ 24,000
Total revenue	3,000	8,000	11,000	24,000

Operating expense
Production taxes	1,000	-	1,000	1,000
General and administrative	50,000	47,000	84,000	79,000
Depreciation, depletion, and amortization	2,000	2,000	4,000	4,000
Total operating expense	53,000	49,000	89,000	84,000

Other income
Interest income	-	7,000	-	16,000
Other income	1,000	-	1,000	-
Total other income	1,000	7,000	1,000	16,000

Net loss	$ (49,000)	$ (34,000)	$ (77,000)	$ (44,000)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and diluted weighted average shares outstanding	12,141,401	12,185,409	12,141,401	12,185,409

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	March 31,
	2021	2020
Cash flows used in operating activities
Net loss	$ (77,000)	$ (44,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	4,000	4,000
Changes in assets and liabilitites
Increase in accounts receivable	(1,000)	-
Decrease in other current assets	13,000	12,000
Decrease in accounts payable	(8,000)	(9,000)
Decrease in other accrued expenses	(5,000)	(3,000)
Net cash used in operating activities	(74,000)	(40,000)

Cash flows from investing activitites	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(74,000)	(40,000)
Cash and cash equivalents at beginning of period	2,141,000	2,266,000
Cash and cash equivalents at end of period	$ 2,067,000	$ 2,226,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

For the six months ended March 31, 2021	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2020			12,141,401	$ 122,000	$ 13,794,000	$(12,797,000)	$ -	$ 1,119,000
Net loss						(77,000)		(77,000)
Balance at March 31, 2021			12,141,401	$ 122,000	$ 13,794,000	$(12,874,000)	$ -	$ 1,042,000

For the three months ended March 31, 2021	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020			12,141,401	$ 122,000	$ 13,794,000	$(12,825,000)	$ -	$ 1,091,000
Net loss						(49,000)		(49,000)
Balance at March 31, 2021			12,141,401	$ 122,000	$ 13,794,000	$(12,874,000)	$ -	$ 1,042,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2020, which was derived from audited financial statements, and the unaudited, interim, condensed, consolidated, financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2021, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2020 Annual Report on Form 10-K, and it is suggested that these condensed, consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

COVID-19

COVID-19 has had and is likely to continue to have a material impact on the Company, its operations, its financial condition, and its results of operations. The world-wide reduction in demand for oil resulting from changes in social behavior designed to reduce the likelihood of the transmission of the SARS-CoV-2 virus is likely to contribute to significant continuing price weakness for crude oil. The Company’s president and its directors are in the high-risk group for COVID-19. The illness or death of any of them could materially impact the Company’s ability to continue normal operations. The social distancing measures that have been implemented by the State of Colorado, where the Company’s president, the Company’s administrative assistant, the Company’s bookkeeper, the Company’s accountant, and two of the Company’s directors reside, have had an impact on the Company’s daily administrative operations and are likely to continue to do so. Continuing low oil prices are likely to reduce the Company’s revenue, increase its losses, and reduce its cash balances. Monetary policy responses by the Federal Reserve to the economic consequences of the COVID-19 pandemic have resulted in exceptionally low interest rates, thereby reducing the Company’s interest received on cash balances. There may be other material but unanticipated consequences of the COVID-19 pandemic.

Financial Condition

The Company used $74,000 cash in operating activities in the six months ended March 31, 2021, and used $40,000 cash in operating activities in the six months ended March 31, 2020. At March 31, 2021 and 2020, $1,073,000 of accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company’s president that the Company’s president has elected to defer. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

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

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 7, 2021, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and asset retirement obligations (ARO). The Company does not believe that it currently has any material exposure to environmental liability or to ARO, although this cannot be assured.

Results of Operations

At current oil and gas prices, the current level of cash balances, and current interest rates, the Company’s revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. Except for the effects of COVID-19, unanticipated ARO, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

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

ALTEX INDUSTRIES, INC.

Date: May 7, 2021	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer