Form 10-Q
period 2021-06-30
ALTEX INDUSTRIES INC
filed 2021-08-13
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares outstanding of issuer's Common Stock as of August 13, 2021: 12,141,401

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30	September 30
	2021	2020
Assets
Current assets
Cash and cash equivalents	$2,018,000	$2,141,000
Other	30,000	20,000
Total current assets	2,048,000	2,161,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and amortization	(289,000)	(283,000)
Net property and equipment	44,000	50,000

Right-of-Use Asset	101,000	118,000

Total assets	2,193,000	2,329,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,000	9,000
Operating lease liability	23,000	21,000
Accrued expenses, related party	1,073,000	1,073,000
Other accrued expenses	7,000	10,000
Total current liabilities	1,104,000	1,113,000

Long-term operating lease liability	78,000	97,000

Total Liabilities	1,182,000	1,210,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 12,141,401 shares issued and outstanding	122,000	122,000
Additional paid-in capital	13,794,000	13,794,000
Accumulated deficit	(12,905,000)	(12,797,000)
Total stockholders' equity	1,011,000	1,119,000

Total liabilities and stockholders' equity	$2,193,000	$2,329,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2021	2020	2021	2020
Revenue
Oil and gas sales	$9,000	$4,000	$20,000	$28,000
Total revenue	9,000	4,000	20,000	28,000

Operating expense
Production taxes	-	1,000	1,000	2,000
General and administrative	38,000	34,000	122,000	113,000
Depreciation, depletion, and amortization	2,000	2,000	6,000	6,000
Total operating expense	40,000	37,000	129,000	121,000

Other income
Interest income	-	1,000	-	17,000
Other income	-	1,000	1,000	1,000
Total other income	-	2,000	1,000	18,000

Net loss	$(31,000)	$(31,000)	$(108,000)	$(75,000)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	12,141,401	12,185,409	12,141,401	12,185,409

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	June 30
	2021	2020
Cash flows used in operating activities
Net loss	$(108,000)	$(75,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	6,000	6,000
Changes in assets and liabilitites
Increase in other current assets	(10,000)	(6,000)
Decrease in accounts payable	(8,000)	(9,000)
Decrease in other accrued expenses	(3,000)	(1,000)
Net cash used in operating activities	(123,000)	(85,000)

Cash flows from investing activitites	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(123,000)	(85,000)
Cash and cash equivalents at beginning of period	2,141,000	2,266,000
Cash and cash equivalents at end of period	$2,018,000	$2,181,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

For the nine months ended June 30, 2021	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2020			12,141,401	$122,000	$13,794,000	$(12,797,000)	$-	$1,119,000
Net loss						(108,000)		(108,000)
Balance at June 30, 2021			12,141,401	$122,000	$13,794,000	$(12,905,000)	$-	$1,011,000

For the three months ended June 30, 2021	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021			12,141,401	$122,000	$13,794,000	$(12,874,000)	$-	$1,042,000
Net loss						(31,000)		(31,000)
Balance at June 30, 2021			12,141,401	$122,000	$13,794,000	$(12,905,000)	$-	$1,011,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2020, which was derived from audited financial statements, and the unaudited, interim, condensed, consolidated, financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2021, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2020 Annual Report on Form 10-K, and it is suggested that these condensed, consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

COVID-19

COVID-19 has had and is likely to continue to have a material impact on the Company, its operations, its financial condition, and its results of operations. The reduction in demand for oil resulting from changes in social behavior designed to reduce the likelihood of the transmission of the SARS-CoV-2 virus is likely to contribute to relative price weakness for crude oil. The Company’s president and its directors are in the high-risk group for COVID-19. The illness or death of any of them could materially impact the Company’s ability to continue normal operations. Continuing low oil prices are likely to reduce the Company’s revenue, increase its losses, and reduce its cash balances. Monetary policy responses by the Federal Reserve to the economic consequences of the COVID-19 pandemic have resulted in exceptionally low interest rates, thereby reducing the Company’s interest received on cash balances. There may be other material but unanticipated consequences of the COVID-19 pandemic.

Financial Condition

The Company used $123,000 cash in operating activities in the nine months ended June 30, 2021, and used $85,000 cash in operating activities in the nine months ended June 30, 2020. At June 30, 2021 and 2020, $1,073,000 of accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company’s president that the Company’s president has elected to defer. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

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

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At August 13, 2021, the Company had no material commitments for capital expenditures.

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

ALTEX INDUSTRIES, INC.

Date: August 13, 2021	By:	/s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer