Form 10-K
period 2021-09-30
ALTEX INDUSTRIES INC
filed 2021-12-23
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold: $508,000

Number of shares outstanding of registrant's common stock as of December 23, 2021: 12,011,401

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

The Company’s estimated reserves at September 30, 2021, are 1,000 barrels of proved, developed oil reserves associated with the Company’s 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company’s registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. The Company has not reported to, or filed with, any other Federal authority or agency any estimates of total, proved net oil or gas reserves since the beginning of the last fiscal year. All the Company’s interests in oil and gas properties are non-working interests. The Company did not participate in the drilling of any wells during the year ended September 30, 2019 (FY19), the year ended September 30, 2020 (FY20), or the year ended September 30, 2021 (FY21). At December 23, 2021, the Company was not engaged in any oil and gas operations. The Company owns very small mineral interests in Utah. All the Company’s production is located in Utah and Wyoming.

Production

	Net Production		Average Price		Average Production
Fiscal Year	Oil	Gas	Oil	Gas	Cost Per Equivalent
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	Barrel
2021	800	600	51.88	4.15	$0.00
2020	600	400	$50.00	$2.50	$0.00
2019	1,100	1,000	$48.38	$2.78	$0.00

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

	FY21		FY20
Quarter	High Price	Low Price	High Price	Low Price
1	$0.15	$0.07	$0.12	$0.08
2	0.27	0.08	0.09	0.08
3	0.17	0.11	0.09	0.08
4	0.20	0.09	0.12	0.07

At December 23, 2021, there were approximately 3,400 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no publicly announced plan or program for the purchase of shares. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2021 through July 31, 2021	—	—	—	—
August 1, 2021, through August 31, 2021	—	—	—	—
September 1, 2021, through September 30, 2021	130,000	$0.15	—	—
Total	130,000	$0.15	—	—

The Company has no publicly announced plan or program for the purchase of shares.

Item 6. Reserved.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In FY21 operating activities used $85,000 cash, and the Company used $19,000 cash to acquire 130,000 shares of its common stock. In FY20 operating activities used $121,000 cash, and the Company used $4,000 cash to acquire 44,008 shares of its common stock. Consequently, cash balances decreased $104,000 in FY21 and $125,000 in FY20. At September 30, 2021 and 2020, accrued expenses, related party, of $1,073,000 consists of $1,024,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $49,000 in related accrued payroll tax. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

The Company is likely to experience negative cash flow from operations unless and until the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 23, 2021, the Company had no material commitments for capital expenditures.

Results of Operations

Oil and gas sales increased from $31,000 in FY20 to $44,000 in FY21 because quantities sold and prices received increased in FY21. Interest income decreased from $17,000 in FY20 to nil in FY21 because of lower realized interest rates on cash balances. Included in other income in FY21 was $56,000 in out-of-period revenue that had been held in suspense.

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

Item 9b. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance.

Steven Cardin, 71, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company for over five years, and a Director since 1984. Jeffrey Chernow, 70, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Stephen Fante, 66, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years. Mr. Fante has been a Director since 1989.

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

Item 11.Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Total ($)
Steven Cardin, CEO	2021	3,000	3,000
Steven Cardin, CEO	2020	3,000	3,000

Effective October 1, 2021, the Company renewed its Employment Agreement with Mr. Cardin. The Agreement has an initial term of five years and provides an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement (FSA) and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at Mr. Cardin's election, in either cash or common stock of the Company at then fair market value. The Company will match any contribution that Mr. Cardin makes to the Company’s FSA.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning each person who, as of December23, 2021, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of December 23, 2021, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven Cardin (Director and Executive Officer) 700 Colorado Blvd #273 Denver CO 80206-4084	7,233,866	60.2%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	60.2%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14. Principal Accountant Fees and Services

Audit Fees. Billed for FY21: $11,000. Billed for FY20: $17,000.

Audit-Related Fees. None.

Tax Fees. None.

All Other Fees. None.

The Company does not engage an accountant to render audit or non-audit services unless the engagement is explicitly pre-approved by the Company’s Audit Committee.

PART IV

Item 15.Exhibits and Financial Statement Schedules

3(i)	Articles of Incorporation - Incorporated herein by reference to Exhibit B to August 20, 1985 Proxy Statement
3(ii)	Bylaws - Incorporated herein by reference to Exhibit C to August 20, 1985 Proxy Statement
10	Employment Agreement between the Company and Steven Cardin
14	Code of Ethics - Incorporated herein by reference to Form 10-K for fiscal year ended September 30, 2003
21	List of subsidiaries - Incorporated herein by reference to Form 10-K for fiscal year ended September 30, 1997
31.	Rule 13a-14(a)/15d-14(a) Certifications
32.*	Section 1350 Certifications
101.xml	XBRL Instance Document
101.xsd	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: December 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN CARDIN
By:	Steven Cardin, Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date: December 23, 2021

/s/ JEFFREY CHERNOW
By:	JEFFREY CHERNOW, Director

Date: December 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Altex Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altex Industries, Inc. (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue from oil and gas production is recognized based on the sales date as reported to the Company by the operators of oil and gas production facilities in which the Company has a royalty interest.

Auditing management’s evaluation of the royalty revenue from its agreements with customers involves significant judgment based on the estimates of the revenue recorded and their subsequent true-up once payment is received.

To evaluate the appropriateness and accuracy of the revenue recorded by management, we evaluated management’s assessment of the revenue recorded based on the Company’s royalty interest.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

December 23, 2021

ALTEX INDUSTRIES, INC.

Consolidated Balance Sheets

	September 30
	2021	2020
Assets
Current assets
Cash and cash equivalents	$2,037,000	$2,141,000
Accounts receivable	3,000	-
Other	21,000	20,000
Total current assets	2,061,000	2,161,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and valuation provision	(290,000)	(283,000)
Net property and equipment	43,000	50,000

Right-of-Use Asset	95,000	118,000

Total assets	$2,199,000	$2,329,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,000	$9,000
Operating lease liability	23,000	21,000
Accrued expenses, related party	1,073,000	1,073,000
Other accrued expenses	11,000	10,000
Total current liabilities	1,109,000	1,113,000

Long-term operating lease liability	72,000	97,000

Total liabilitites	1,181,000	1,210,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding, 12,011,401 and 12,141,401, respectively	121,000	122,000
Additional paid-in capital	13,776,000	13,794,000
Accumulated deficit	(12,879,000)	(12,797,000)
Total stockholders' equity	1,018,000	1,119,000

Total stockholders' equity and liabilities	$2,199,000	$2,329,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.

Consolidated Statements of Operations

Years ended September 30

	2021	2020
Revenue
Oil and gas sales	$44,000	$31,000
Total revenue	44,000	31,000

Operating expense
Production taxes	3,000	1,000
General and administrative	173,000	170,000
Depreciation, depletion, amortization and valuation provision	7,000	8,000
Total operating expense	183,000	179,000

Other income
Interest income	-	17,000
Other income	57,000	1,000
Total other income	57,000	18,000

Net loss	$(82,000)	$(130,000)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	12,140,689	12,184,567

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.

Consolidated Statements of Cash Flows

Years ended September 30

	2021	2020
Cash flows used in operating activities
Net loss	$(82,000)	$(130,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, amortization, and valuation provision	7,000	8,000
Increase in accounts receivable	(3,000)	-
Increase in other assets	(1,000)	-
Decrease in accounts payable	(7,000)	(1,000)
Increase in other accrued expenses	1,000	2,000
Net cash used in operating activities	(85,000)	(121,000)

Cash flows from investing activities	-	-

Cash flows from financing activities
Acquisition of treasury stock	(19,000)	(4,000)
Net cash used in financing activities	(19,000)	(4,000)

Net decrease in cash and cash equivalents	(104,000)	(125,000)
Cash and cash equivalents at beginning of year	2,141,000	2,266,000
Cash and cash equivalents at end of year	$2,037,000	$2,141,000

Noncash Investing and Financing Activities
Retirement of treasury stock	19,000	4,000
Recognition of right-of-use asset and operating lease liability	$-	$118,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional paid- in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2019	12,185,409	$122,000	$13,798,000	$(12,667,000)	$-	$1,253,000
Net loss				(130,000)		(130,000)
Acquisition of treasury stock, 44,008 shares at $0.09 per share					(4,000)	(4,000)
Retirement of treasury stock	(44,008)	-	(4,000)		4,000	-
Balance at September 30, 2020	12,141,401	122,000	13,794,000	(12,797,000)	-	1,119,000
Net loss				(82,000)		(82,000)
Acquisition of treasury stock, 130,000 shares at $0.15 per share					(19,000)	(19,000)
Retirement of treasury stock	(130,000)	(1,000)	(18,000)		19,000	-
Balance at September 30, 2021	12,011,401	$121,000	$13,776,000	$(12,879,000)	$-	$1,018,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2021 and 2020

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

Earnings (loss) per share: Basic earnings (loss) per share has been calculated based on the weighted average number of common shares outstanding. Under this method, the incremental number of shares used in computing diluted earnings per share (EPS) is the difference between the number of shares assumed issued and purchased using assumed proceeds. Diluted EPS amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive. Basic and diluted earnings per share are the same in the periods presented as there are no such outstanding instruments at September 30, 2021, or September 30, 2020.

Fair value measurements: “Fair value“ is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of fair value estimation, based on the observability of inputs: Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Level 2. Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 3. Valuations based on inputs that are unobservable and significant to the overall fair value measurement. As of September 30, 2021 and 2020, the Company believes the amounts reported for the carrying value of cash, other current assets, accounts payable, accrued expenses (related parties), and other accrued expenses, as reflected in the consolidated balance sheets, approximate fair value, due to the short maturity of these instruments.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2021.

Concentrations of credit risk: The Company maintains significant amounts of cash and sometimes permits cash balances to exceed insured limits.

Revenue recognition: The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Substantially all the Company’s revenue is from sales of oil and gas production, interest income, and, occasionally, bonus payments for mineral leases. Revenue from oil and gas production is recognized based on sales date as reported to the Company by the operators of oil and gas production facilities in which the company has an interest. Interest income is recognized when earned. The Company accounts for mineral lease bonus payments in accordance with the guidance set forth in ASC 932, Extractive Activities – Oil and Gas, and it classifies such income as other income. The Company recognizes revenue from mineral lease bonus payments when it has received both an executed agreement and the bonus payment, and the Company has no obligation to refund any portion of the payment. The Company classifies mineral lease bonus payments as other income because the leasing of mineral interests is not a principal business activity of the Company, and material amounts of mineral lease bonus payments do not occur with any regularity.

Other Income: Other income is any income the Company receives that is neither oil and gas sales attributable to the current period nor interest income. Other income includes out-of-period sales revenue, various items of miscellaneous income as well as lease bonus payments.

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

Note 2 - Income Taxes. At September 30, 2021, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward of $2,557,000, of which $2,259,000 will expire in the years 2028 through 2037. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2021, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:

Deferred Tax Assets	2021	2020
Depletion carryforward	$181,000	181,000
Net operating loss carryforward	537,000	519,000
Accrued shareholder salary	215,000	215,000
Deletion and amortization	4,000	4,000
Total Net Deferred Tax Assets	937,000	919,000
Less valuation allowance	(937,000)	(919,000)
Net Deferred Tax Asset	$-	-

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2021	2020
Tax benefit at 21% of net earnings	$(17,000)	(27,000)
Impact of rate change effective January 1, 2018	-	-
Change in valuation allowance for net deferred tax assets	(17,000)	(27,000)
Income tax expense	$-	-

As of September 30, 2021, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2021, the Company’s tax years that remain subject to examination are 2018 - 2021 (Federal jurisdiction) and 2017 - 2021 (state jurisdictions).

Note 3 - Related Party Transactions. Effective October 1, 2021, the Company renewed its employment agreement with its president. The agreement has an initial term of five years and provides an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement (FSA) and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at the president’s election, in either cash or common stock of the Company at then fair market value. The Company matches any contribution that the president makes to the Company’s FSA. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. At September 30, 2021, accrued expense, related party, includes $1,024,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $49,000 in related accrued payroll tax. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

Effective October 1, 2016, the Company renewed its employment agreement with its president. The agreement had an initial term of five years and provided an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement (FSA) and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at the president’s election, in either cash or common stock of the Company at then fair market value. The Company matched the contributions that the president made to the Company’s FSA. The agreement contained provisions providing for payments to the president in the event of his disability or termination of his employment. At September 30, 2020, accrued expense, related party, includes $1,024,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $49,000 in related accrued payroll tax. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

Note 4 - Major Customers. In 2021 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 93% of oil and gas sales. In 2021 the three customers individually accounted for 63%, 17% and 13% of oil and gas sales. In 2020 the Company had three customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 97% of oil and gas sales. In 2020 the three customers individually accounted for 43%, 41% and 13% of oil and gas sales.

Note 5 - Leases. The Company rents office space under an operating lease that terminates on June 30, 2025. The Company may cancel the lease upon 30 days’ notice and the payment of a $4,000 termination fee. If the landlord sells the premises to an unrelated third party, the new landlord may reduce the term to one year from the date of purchase. The Company incurred lease cost of $27,000 in 2021 and $26,000 in 2020. The landlord may increase annual rent no more than CPI. On October 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) ASC 842, “Leases.” The Company adopted ASC 842 using the optional modified retrospective transition method. Under this transition method, the Company did not recast the prior period financial statements. The adoption of ASC 842 resulted in the recognition of a right-of-use asset and a corresponding lease liability of $118,000 at September 30, 2020.

Future minimum lease payments as of September 30
2022	27,000
2023	28,000
2024	28,000
2025	22,000
Total	105,000

Note 6 - Oil and Natural Gas Properties. Oil and natural gas properties consist of the following:

	September 30
	2021	2020
Oil and natural gas properties
Proved, developed properties	$333,000	$333,000
Less: accumulated depreciation, depletion and impairment	(290,000)	(283,000)
Total oil and natural gas properties	$43,000	$50,000

As the Company does not own working interests, it is not liable for the cost of well abandonment or surface restoration, so no ARO liability was recorded at September 30, 2021 and 2020.

Note 7 - Equity and treasury stock transactions. In the year ended September 30, 2021, the Company purchased 130,000 shares of its common stock for an average price of $0.15 per share and retired the shares. In the year ended September 30, 2020, the Company purchased 44,008 shares of its common stock for an average price of $0.09 per share and retired the shares.

Note 8 – Other Income. In the year ended September 30, 2021, other income consisted of $56,000 of out-of-period oil and gas sales that, unbeknownst to the Company, an operator had held in suspense and that was received in 2021, and $1,000 of other out-of-period oil and gas sales received in 2021. In the year ended September 30, 2020, other income consisted of $1,000 of out-of-period oil and gas sales received in 2020.

Note 9 – Subsequent events. The Company has evaluated all transactions from September 30, 2021, through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

Note 10 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all the Company's reserves are proved, developed.

I. Capitalized Costs. Capitalized costs include the cost of properties, excluding any asset retirement obligations.

September 30, 2021
Proved properties	$333,000
Accumulated depreciation, depletion, amortization and valuation allowance	(290,000)
Net capitalized cost	$43,000

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

Oil in Barrels
Balance at September 30, 2019	2,400
Revisions of previous estimates	(700)
Production	(600)
Balance at September 30, 2020	1,100
Revisions of previous estimates	700
Production	(800)
Balance at September 30, 2021	1,000

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

	At September 30
	2021	2020
Estimated future revenue	$51,000	$33,000
Estimated future expenditures	(6,000)	(2,000)
Estimated future net revenue	45,000	31,000
10% annual discount of estimated future net revenue	(12,000)	(8,000)
Present value of estimated future net revenue	$33,000	$23,000

IV. Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30
	2021	2020
Present value of estimated future net revenue, beginning of year	$23,000	$58,000
Sales, net of production costs	(41,000)	(30,000)
Net change in prices and cost of future production	18,000	(7,000)
Revisions of quantity estimates	27,000	(16,000)
Accretion of discount	3,000	6,000
Change in production rates and other	3,000	12,000
Present value of estimated future net revenue, end of year	$33,000	$23,000