Form 10-Q
period 2022-03-31
ALTEX INDUSTRIES INC
filed 2022-05-06
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares outstanding of issuer's Common Stock as of May 6, 2022: 12,011,401

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31	September 30
	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,438,000	$2,037,000
Accounts receivable	2,000	3,000
Other	9,000	21,000
Total current assets	2,449,000	2,061,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and amortization	(293,000)	(290,000)
Net property and equipment	40,000	43,000

Right-of-Use Asset	83,000	95,000

Total assets	2,572,000	2,199,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	2,000	2,000
Operating lease liability	24,000	23,000
Accrued expenses, related party	1,073,000	1,073,000
Other accrued expenses	6,000	11,000
Total current liabilities	1,105,000	1,109,000

Long-term operating lease liability	59,000	72,000

Total Liabilities	1,164,000	1,181,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 12,011,401 shares issued and outstanding	121,000	121,000
Additional paid-in capital	13,776,000	13,776,000
Accumulated deficit	(12,489,000)	(12,879,000)
Total stockholders' equity	1,408,000	1,018,000

Total liabilities and stockholders' equity	$2,572,000	$2,199,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2022	2021	2022	2021
Revenue
Oil and gas sales	$5,000	$3,000	$26,000	$11,000
Total revenue	5,000	3,000	26,000	11,000

Operating expense
Production taxes	1,000	1,000	2,000	1,000
General and administrative	53,000	50,000	85,000	84,000
Depreciation, depletion, and amortization	1,000	2,000	3,000	4,000
Total operating expense	55,000	53,000	90,000	89,000

Other income
Gain on sale of assets	450,000	-	450,000	-
Other income	4,000	1,000	4,000	1,000
Total other income	454,000	1,000	454,000	1,000

Net earnings (loss)	$404,000	$(49,000)	$390,000	$(77,000)

Basic and diluted earnings (loss) per share	$0.03	$(0.00)	$0.03	$(0.01)

Basic and diluted weighted average shares outstanding	12,011,401	12,141,401	12,011,401	12,141,401

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	March 31
	2022	2021
Cash flows used in operating activities
Net earnings (loss)	$390,000	$(77,000)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of assets	(450,000)	-
Depreciation, depletion, and amortization	3,000	4,000
Changes in assets and liabilities
(Increase) decrease in accounts receivable	1,000	(1,000)
Decrease in other current assets	12,000	13,000
Decrease in accounts payable	-	(8,000)
Decrease in other accrued expenses	(5,000)	(5,000)
Net cash used in operating activities	(49,000)	(74,000)

Cash flows from investing activities
Proceeds from sale of assets	450,000	-
Net cash provided by investing activities	450,000

Cash flows from financing activities	-	-

Net increase (decrease) in cash and cash equivalents	401,000	(74,000)
Cash and cash equivalents at beginning of period	2,037,000	2,141,000
Cash and cash equivalents at end of period	$2,438,000	$2,067,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

For the six months ended March 31, 2022	Preferred Stock		Common Stock		Additional paid-	Accumulated	Treasury	Total stockholders'
	Shares	Amount	Shares	Amount	in capital	deficit	stock	equity
Balance at September 30, 2021			12,011,401	$121,000	$13,776,000	$(12,879,000)	$-	$1,018,000
Net earnings						390,000		390,000
Balance at March 31, 2022			12,011,401	$121,000	$13,776,000	$(12,489,000)	$-	$1,408,000

For the three months ended March 31, 2022	Preferred Stock		Common Stock		Additional paid-	Accumulated	Treasury	Total stockholders'
	Shares	Amount	Shares	Amount	in capital	deficit	stock	equity
Balance at December 31, 2021			12,011,401	$121,000	$13,776,000	$(12,893,000)	$-	$1,004,000
Net earnings						404,000		404,000
Balance at March 31, 2022			12,011,401	$121,000	$13,776,000	$(12,489,000)	$-	$1,408,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2022, which was derived from audited financial statements, and the unaudited, interim, condensed, consolidated, financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2022, the cash flows for the six months then ended, and the results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. As of March 31, 2022, there were no potentially dilutive shares for the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2022 Annual Report on Form 10-K, and it is suggested that these condensed, consolidated financial statements be read in conjunction therewith.

Note 2 – Effective January 1, 2022, the Company sold certain oil, gas, and mineral interests in Utah for $450,000 cash. As the Company had a zero-dollar basis in the mineral interests sold, the $450,000 was recorded as a gain on the sale of assets to the consolidated statement of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Effective January 1, 2022, the Company sold certain oil, gas, and mineral interests in Utah for $450,000 cash. The Company used $49,000 cash in operating activities in the six months ended March 31, 2022, and used $74,000 cash in operating activities in the six months ended March 31, 2021. At March 31, 2022 and 2021, $1,073,000 of accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company’s president that the Company’s president has elected to defer. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

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

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 6, 2022, the Company had no material commitments for capital expenditures.

The Company regularly assesses its exposure to environmental liability and asset retirement obligations (ARO). The Company does not believe that it currently has any material exposure to environmental liability or to ARO, although this cannot be assured.

Results of Operations

Despite current oil and gas prices, the current level of cash balances, and current interest rates, the Company’s revenue is unlikely to exceed its expenses. Unless and until the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. Except for the effects of unanticipated ARO, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other known trends or uncertainties that have had or that the Company reasonably expects will have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

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

________________________________________________
* Furnished. Not Filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTEX INDUSTRIES, INC.

Date: May 6, 2022	By:	/s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer