Form 10-Q
period 2022-06-30
ALTEX INDUSTRIES INC
filed 2022-08-05
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares outstanding of issuer's Common Stock as of August 5, 2022: 12,011,401

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30	September 30
	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,390,000	$2,037,000
Accounts receivable	3,000	3,000
Other	32,000	21,000
Total current assets	2,425,000	2,061,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	333,000	333,000
Less accumulated depreciation, depletion, and amortization	(295,000)	(290,000)
Net property and equipment	38,000	43,000

Right-of-Use Asset	77,000	95,000

Total assets	2,540,000	2,199,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	3,000	2,000
Operating lease liability	24,000	23,000
Accrued expenses, related party	1,073,000	1,073,000
Other accrued expenses	8,000	11,000
Total current liabilities	1,108,000	1,109,000

Long-term operating lease liability	53,000	72,000

Total Liabilities	1,161,000	1,181,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; 12,011,401 shares issued and outstanding	121,000	121,000
Additional paid-in capital	13,776,000	13,776,000
Accumulated deficit	(12,518,000)	(12,879,000)
Total stockholders' equity	1,379,000	1,018,000

Total liabilities and stockholders' equity	$2,540,000	$2,199,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2022	2021	2022	2021
Revenue
Oil and gas sales	$9,000	$9,000	$35,000	$20,000
Total revenue	9,000	9,000	35,000	20,000

Operating expense
Production taxes	1,000	-	3,000	1,000
General and administrative	38,000	38,000	123,000	122,000
Depreciation, depletion, and amortization	2,000	2,000	5,000	6,000
Total operating expense	41,000	40,000	131,000	129,000

Other income
Interest income	3,000	-	3,000	-
Gain on sale of assets	-	-	450,000	-
Other income	-	-	4,000	1,000
Total other income	3,000	-	457,000	1,000

Net earnings (loss)	$(29,000)	$(31,000)	$361,000	$(108,000)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.03	$(0.01)

Basic and diluted weighted average shares outstanding	12,011,401	12,141,401	12,011,401	12,141,401

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	June 30
	2022	2021
Cash flows used in operating activities
Net earnings (loss)	$361,000	$(108,000)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of assets	(450,000)	-
Depreciation, depletion, and amortization	5,000	6,000
Changes in assets and liabilities
Increase in other current assets	(11,000)	(10,000)
Increase (decrease) in accounts payable	1,000	(8,000)
Decrease in other accrued expenses	(3,000)	(3,000)
Net cash used in operating activities	(97,000)	(123,000)

Cash flows from investing activities
Proceeds from sale of assets	450,000	-
Net cash provided by investing activities	450,000

Cash flows from financing activities	-	-

Net increase (decrease) in cash and cash equivalents	353,000	(123,000)
Cash and cash equivalents at beginning of period	2,037,000	2,141,000
Cash and cash equivalents at end of period	$2,390,000	$2,018,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the nine months ended June 30, 2022	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2021			12,011,401	$121,000	$13,776,000	$(12,879,000)	$-	$1,018,000
Net earnings						361,000		361,000
Balance at June 30, 2022			12,011,401	$121,000	$13,776,000	$(12,518,000)	$-	$1,379,000

For the three months ended June 30, 2022	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022			12,011,401	$121,000	$13,776,000	$(12,489,000)	$-	$1,408,000
Net loss						(29,000)		(29,000)
Balance at June 30, 2022			12,011,401	$121,000	$13,776,000	$(12,518,000)	$-	$1,379,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying Condensed Consolidated Balance Sheet as of June 30, 2022, which was derived from audited financial statements, and the unaudited, interim, condensed, consolidated, financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2022, the cash flows for the nine months then ended, and the results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended June 30 are not necessarily indicative of the results for the full year. As of June 30, 2022, there were no potentially dilutive shares for the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2022 Annual Report on Form 10-K, and it is suggested that these condensed, consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Effective January 1, 2022, the Company sold certain oil, gas, and mineral interests in Utah for $450,000 cash. The Company used $97,000 cash in operating activities in the nine months ended June 30, 2022, and used $123,000 cash in operating activities in the nine months ended June 30, 2021. At June 30, 2022 and 2021, $1,073,000 of accrued expenses is accrued but unpaid salary (and related accrued payroll tax liability) due to the Company’s president that the Company’s president has elected to defer. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

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

Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At August 5, 2022, the Company had no material commitments for capital expenditures.

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

ALTEX INDUSTRIES, INC.

Date: August 5, 2022	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer