Form 10-Q
period 2022-12-31
ALTEX INDUSTRIES INC
filed 2023-02-03
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Number of shares outstanding of issuer's Common Stock as of February 3, 2023: 11,517,426

ALTEX INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31	September 30
	2022	2022
Assets
Current assets
Cash and cash equivalents	$2,304,000	$2,358,000
Accounts receivable	5,000	1,000
Other	18,000	26,000
Total current assets	2,327,000	2,385,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	327,000	327,000
Less accumulated depreciation, depletion, and amortization	(294,000)	(292,000)
Net property and equipment	33,000	35,000

Right-of-Use Asset	65,000	71,000

Total assets	2,425,000	2,491,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	7,000	4,000
Operating lease liability	25,000	25,000
Accrued expenses, related party	1,141,000	1,073,000
Other accrued expenses	2,000	11,000
Total current liabilities	1,175,000	1,113,000

Long-term operating lease liability	40,000	47,000

Total Liabilities	1,215,000	1,160,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding, 11,517,426 and 12,011,401, respectively	116,000	121,000
Additional paid-in capital	13,736,000	13,776,000
Accumulated deficit	(12,642,000)	(12,566,000)
Total stockholders' equity	1,210,000	1,331,000

Total liabilities and stockholders' equity	$2,425,000	$2,491,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31
	2022	2021
Revenue
Oil and gas sales	$13,000	$21,000
Total revenue	13,000	21,000

Operating expense
Production taxes	1,000	1,000
General and administrative	113,000	32,000
Depreciation, depletion, and amortization	2,000	2,000
Total operating expense	116,000	35,000

Other income
Interest income	19,000	-
Other income	8,000	-
Total other income	27,000	-

Net loss	$(76,000)	$(14,000)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	11,517,426	12,011,401

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	December 31
	2022	2021
Cash flows used in operating activities
Net loss	$(76,000)	$(14,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	2,000	2,000
Changes in assets and liabilities
Increase in accounts receivable	(4,000)	(4,000)
Decrease in other current assets	8,000	4,000
Increase in accounts payable	3,000	4,000
Increase (decrease) in other accrued expenses	59,000	(8,000)
Operating lease	(1,000)	-
Net cash used in operating activities	(9,000)	(16,000)

Cash flows from investing activities	-	-

Cash flows from financing activities
Acquistion of treasury stock	(45,000)	-
Net cash used in financing activities	(45,000)	-

Net decrease in cash and cash equivalents	(54,000)	(16,000)
Cash and cash equivalents at beginning of period	2,358,000	2,037,000
Cash and cash equivalents at end of period	$2,304,000	$2,021,000

Noncash Investing and Financing Activities
Retirement of treasury stock	45,000	-

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

For the three months ended December 31, 2022	Common Stock		Additional	Accumulated	Treasury	Total stock holders'
	Shares	Amount	paid-in capital	Deficit	Stock	equity
Balance at September 30, 2022	12,011,401	$121,000	$13,776,000	$(12,566,000)	$-	$1,331,000
Net loss				(76,000)		(76,000)
Acquisition of treasury stock, 493,975 shares at $0.09 per share					(45,000)	(45,000)
Retirement of treasury stock	(493,975)	(5,000)	(40,000)		45,000
Balance at December 31, 2022	11,517,426	$116,000	$13,736,000	$(12,642,000)	$-	$1,210,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2022, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended December 31 are not necessarily indicative of the results for the full year. As of December 31, 2022, there were no potentially dilutive shares for the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2022 Annual Report on Form 10-K, and it is suggested that these condensed, consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

The Company used $9,000 cash in operating activities in the three months ended December 31, 2022, (“Q1FY23”) and used $16,000 cash in operating activities in the three months ended December 31, 2021, (“Q1FY22”). On October 26, 2022, the Company acquired 493,975 shares of its common stock for $44,556.55, and on November 9, 2022, the Company retired the 493,975 shares. At December 31, 2022, $1,141,000 of accrued expenses is accrued but unpaid salary and bonus and related accrued payroll tax liability due to the Company’s president that the Company’s president has elected to defer. At December 31, 2021, $1,073,000 of accrued expenses is accrued but unpaid salary and related accrued payroll tax liability due to the Company’s president that the Company’s president has elected to defer. The Company’s president may cause the Company to pay the unpaid salary and bonus and payroll tax liability at any time.

The Company is likely to experience negative cash flow from operations unless the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At February 3, 2023, the Company had no material commitments for capital expenditures.

Results of Operations

Oil and gas sales decreased from $21,000 in Q1FY22 to $13,000 in Q1FY23 principally because, effective January 1, 2022, the Company sold certain oil, gas, and mineral interests in Utah for $450,000 cash. General and administrative expensive increased from $32,000 in Q1FY22 to $114,000 in Q1FY23 principally because during Q1FY23 the Company recognized bonus expense and related payroll tax liability of $68,000 pursuant to the president’s employment agreement. Interest income increased from nil in Q1FY22 to $19,000 in Q1FY23 because of higher realized interest rates. In Q1FY23 other income consisted of $8,000 of out-of-period oil and gas sales received in Q1FY23.

At the current levels of net oil and gas production, cash balances, interest rates, and oil and gas prices, the Company’s revenue is unlikely to exceed its expenses. Unless the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated asset retirement obligations, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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
_______________________
* Furnished. Not Filed. Not incorporated by reference. Not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTEX INDUSTRIES, INC.

Date: February 3, 2023	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and
Principal Financial Officer