Form 10-Q
period 2023-03-31
ALTEX INDUSTRIES INC
filed 2023-05-05
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares outstanding of issuer's Common Stock as of May 5, 2023: 11,517,426

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31	September 30
	2023	2022
Assets
Current assets
Cash and cash equivalents	$2,290,000	$2,358,000
Accounts receivable	5,000	1,000
Other	9,000	26,000
Total current assets	2,304,000	2,385,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	327,000	327,000
Less accumulated depreciation, depletion, and amortization	(295,000)	(292,000)
Net property and equipment	32,000	35,000

Right-of-Use Asset	59,000	71,000

Total assets	2,395,000	2,491,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,000	4,000
Operating lease liability	26,000	25,000
Accrued expenses, related party	1,141,000	1,073,000
Other accrued expenses	5,000	11,000
Total current liabilities	1,173,000	1,113,000

Long-term operating lease liability	33,000	47,000

Total Liabilities	1,206,000	1,160,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding, 11,517,426 and 12,011,401, respectively	116,000	121,000
Additional paid-in capital	13,736,000	13,776,000
Accumulated deficit	(12,663,000)	(12,566,000)
Total stockholders' equity	1,189,000	1,331,000

Total liabilities and stockholders' equity	$2,395,000	$2,491,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2023	2022	2023	2022
Revenue
Oil and gas sales	$7,000	$5,000	$20,000	$26,000
Total revenue	7,000	5,000	20,000	26,000

Operating expense
Production taxes	-	1,000	1,000	2,000
General and administrative	52,000	53,000	165,000	85,000
Depreciation, depletion, and amortization	1,000	1,000	3,000	3,000
Total operating expense	53,000	55,000	169,000	90,000

Other income
Gain on sale of assets	-	450,000	-	450,000
Interest income	25,000	-	44,000	-
Other income	-	4,000	8,000	4,000
Total other income	25,000	454,000	52,000	454,000

Net earnings (loss)	$(21,000)	$404,000	$(97,000)	$390,000

Basic and diluted earnings (loss) per share	$(0.00)	$0.03	$(0.01)	$0.03

Basic and diluted weighted average shares outstanding	11,517,426	12,011,401	11,585,280	12,011,401

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the six months ended March 31, 2023	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2022	12,011,401	$121,000	$13,776,000	$(12,566,000)	$-	$1,331,000
Net loss				(97,000)		(97,000)
Acquisition of treasury stock, 493,975 shares at $0.09 per share					(45,000)	(45,000)
Retirement of treasury stock	(493,975)	(5,000)	(40,000)		45,000	-
Balance at March 31, 2023	11,517,426	$116,000	$13,736,000	$(12,663,000)	$-	$1,189,000

For the three months ended March 31, 2023	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	11,517,426	$116,000	$13,736,000	$(12,642,000)	$-	$1,210,000
Net loss				(21,000)		(21,000)
Balance at March 31, 2023	11,517,426	$116,000	$13,736,000	$(12,663,000)	$-	$1,189,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	March 31
	2023	2022
Cash flows used in operating activities
Net earnings (loss)	$(97,000)	$390,000
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of assets	-	(450,000)
Depreciation, depletion, and amortization	3,000	3,000
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(4,000)	1,000
Decrease in other current assets	17,000	12,000
Decrease in accounts payable	(3,000)	-
Increase in accrued expenses related party	68,000	-
Decrease in other accrued expenses	(6,000)	(5,000)
Operating lease	(1,000)	-
Net cash used in operating activities	(23,000)	(49,000)

Cash flows from investing activities
Proceeds from sale of assets	-	450,000
Net cash provided by investing activities	-	450,000

Cash flows from financing activities
Acquisition of treasury stock	(45,000)	-
Net cash used in financing activities	(45,000)	-

Net increase (decrease) in cash and cash equivalents	(68,000)	401,000
Cash and cash equivalents at beginning of period	2,358,000	2,037,000
Cash and cash equivalents at end of period	$2,290,000	$2,438,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2023, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. As of March 31, 2023, there were no potentially dilutive shares for the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2022 Annual Report on Form 10-K, and it is suggested that these condensed, consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

The Company used $23,000 cash in operating activities in the six months ended March 31, 2023, and used $49,000 cash in operating activities in the six months ended March 31, 2022. On October 26, 2022, the Company acquired 493,975 shares of its common stock for $44,556.55, and on November 9, 2022, the Company retired the 493,975 shares. At March 31, 2023, $1,141,000 of accrued expenses is accrued but unpaid salary and bonus and related accrued payroll tax liability due to the Company’s president that the Company’s president has elected to defer. Effective January 1, 2022, the Company sold certain oil, gas, and mineral interests in Utah for $450,000 cash. At March 31, 2022, $1,073,000 of accrued expenses is accrued but unpaid salary and related accrued payroll tax liability due to the Company’s president that the Company’s president has elected to defer. The Company’s president may cause the Company to pay the unpaid salary and bonus and payroll tax liability at any time.

The Company is likely to experience negative cash flow from operations unless the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 5, 2023, the Company had no material commitments for capital expenditures.

Results of Operations

Effective January 1, 2022, the Company sold certain oil, gas, and mineral interests in Utah for $450,000 cash. General and administrative expensive increased from $85,000 in the six months ended March 31, 2022, to $165,000 in the six months ended March 31, 2023, principally because, during Q1FY23, the Company recognized bonus expense and related payroll tax liability of $68,000 pursuant to the president’s employment agreement. Interest income increased from nil in the three months ended March 31, 2022, to $25,000 in the three months ended March 31, 2023, and from nil in the six months ended March 31, 2022, to $44,000 in the six months ended March 31, 2023, because of higher realized interest rates.

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

ALTEX INDUSTRIES, INC.

Date: May 5, 2023	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer