Form 10-K
period 2023-09-30
ALTEX INDUSTRIES INC
filed 2023-12-15
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

Aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $625,000.

Number of shares outstanding of registrant's common stock as of December 15, 2023: 11,348,021.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

The Company’s estimated reserves at September 30, 2023, are 1,600 barrels of proved, developed oil reserves associated with the Company’s 4.4% override in the Glo Field in Campbell County, Wyoming. The reserve estimate is prepared by the Company’s registered profession petroleum engineer; management supplies the engineer with ownership and revenue data and reviews the reserve estimate for reasonableness. All the Company’s interests in oil and gas properties are non-working interests. The Company did not participate in the drilling of any wells during the year ended September 30, 2022 (FY22) or the year ended September 30, 2023 (FY23). At December 15, 2023, the Company was not engaged in any oil and gas operations. The Company owns very small mineral interests in Utah. All the Company’s production is located in Utah and Wyoming.

Production

	Net Production		Average Price		Average Production Cost Per Equivalent Barrel
Fiscal Year	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
2023	400	500	$69.76	$5.27	$0.00
2022	300	500	$83.00	$5.65	$0.00
2021	800	600	$51.88	$4.15	$0.00

Item 3.Legal Proceedings.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on OTC Pink under the symbol ALTX. At December 15, 2023, there were approximately 3,400 holders of record of the Company's common stock, excluding entities whose stock is held by clearing agencies. The Company has not paid a dividend during the last two fiscal years. The Company has no plan or program for the purchase of shares, and the Company has no compensation plans under which equity securities of the registrant are authorized for issuance.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2023 Through July 31, 2023	--	--	--	--
August 1, 2023 through August 31, 2023	--	--	--	--
September 1, 2023 through September 30, 2023	169,405	$0.14	--	--
Total	169,405	$0.14	--	--

Item 6. Reserved.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In FY23 operating activities used $58,000 cash, and the Company used $68,000 cash to acquire 663,380 shares of its common stock. In FY22 operating activities used $129,000 cash, and the Company sold certain oil, gas, and mineral interests in Utah for $450,000 cash. Consequently, cash balances decreased $126,000 in FY23 and increased $321,000 in FY22. On October 26, 2022, the Company acquired 493,975 shares of its common stock for $44,556.55, and on November 9, 2022, the Company retired the 493,975 shares. On September 27, 2023, the Company acquired 169,405 shares of its common stock for $22,954.38, and on September 29, 2023, the Company retired the 169,405 shares. At September 30, 2023, accrued expenses, related party, of $1,140,000 consists of $1,087,000 in salary and bonus payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $53,000 in related accrued payroll tax. At September 30, 2022, accrued expenses, related party, of $1,073,000 consists of $1,024,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $49,000 in related accrued payroll tax. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

The Company is likely to experience negative cash flow from operations unless the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At December 15, 2023, the Company had no material commitments for capital expenditures.

Results of Operations

General and administrative expense increased from $179,000 in FY22 to $263,000 in FY23 because of increased insurance expense and because during FY23 the Company recognized bonus expense and related payroll tax liability of $68,000 pursuant to the president’s employment agreement. In FY22 the Company realized a net gain of $450,000 from the sale of certain oil, gas, and mineral interests in Utah. Interest income increased from $14,000 in FY22 to $101,000 in FY23 because of higher realized interest rates on cash balances. In FY23, other income consisted of $9,000 of out-of-period oil and gas sales received in 2023. In FY22, other income consisted of $4,000 of out-of-period oil and gas sales received in 2022.

At the current levels of net oil and gas production, cash balances, interest rates, and oil and gas prices, the Company’s revenue is unlikely to exceed its expenses. Unless the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated ARO, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any trends or uncertainties that have had or that are reasonably likely to have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. The Company does not believe that the Company utilizes any accounting estimates that have had or are reasonably likely to have a material impact on financial condition or results of operations.

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

PART III

Item 10.Directors, Executive Officers, and Corporate Governance.

Steven Cardin, 73, an economist, formerly with The Conference Board and the consulting firm, National Economics Research Associates, has been Chairman and CEO of the Company since 1985, and a Director since 1984. Jeffrey Chernow, 72, a lawyer, formerly Director of Enforcement in the Division of Securities, State of Maryland, Office of the Attorney General, has been in private practice in Maryland for over five years, and a Director since 1989. Stephen Fante, 68, a CPA, was Chairman and CEO of IMS, which provided computerized accounting systems to the oil and gas industry and was a reseller of microcomputer products to the Fortune 1000, and was Chairman and CEO of Seca Graphics, Inc., which provided design and mapping services and software to the cable television and telecommunications industries. Mr. Fante has been a private investor for the last five years. Mr. Fante has been a Director since 1989.

Messrs. Chernow's, Cardin's, and Fante's terms as Directors continue until their successors are duly elected and qualified. The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.Executive Compensation.

The following table sets forth the compensation earned by the Company's only executive officer during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Steven Cardin, CEO	2023	3,000	63,000	66,000
Steven Cardin, CEO	2022	3,000	--	3,000

Effective October 1, 2021, the Company renewed its Employment Agreement with Mr. Cardin. The Agreement has an initial term of five years and provides an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement (FSA) and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at Mr. Cardin's election, in either cash or common stock of the Company at then fair market value. The

Company will match any contribution that Mr. Cardin makes to the Company’s FSA. Mr. Cardin has deferred payment of the bonus earned in 2023, but he may cause the Company to pay the bonus in cash or common stock at any time.

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

In 2022 and 2023 each Director who is not also an officer of the Company received $1,000 per month for service as a Director. Effective November 1, 2024, each Director who is not also an officer of the Company receives $1,400 per month for service as a Director. No additional fees are paid for service on Committees of the Board or for attendance at Board or Committee Meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning each person who, as of December 15, 2023, is known to the Company to be the beneficial owner of more than five percent of the Company's common stock and information regarding common stock of the Company beneficially owned, as of December 15, 2023, by all Directors and executive officers and by all Directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Steven Cardin (Director and Executive Officer) 700 Colorado Blvd #273 Denver CO 80206-4084	7,233,866	63.7%
All Directors and Executive Officers as a Group (1 Person)	7,233,866	63.7%

Except for Mr. Cardin’s right to receive a bonus as common stock, the Company has no compensation plan under which equity securities of the company are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Fante and Chernow are both independent under the NASDAQ independence standards.

Item 14. Principal Accountant Fees and Services

Audit Fees. Billed for FY23: $17,975. Billed for FY22: $16,500.

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

Date: December 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN CARDIN
By: Steven Cardin, Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Date: December 15, 2023

/s/ JEFFREY CHERNOW
By: JEFFREY CHERNOW, Director

Date: December 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Altex Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altex Industries, Inc. (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

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

s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We have served as the Company’s auditor since 2020

Houston, TX

December 15, 2023

ALTEX INDUSTRIES, INC.
Consolidated Balance Sheets

	September 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$2,232,000	$2,358,000
Accounts receivable	4,000	1,000
Other	22,000	26,000
Total current assets	2,258,000	2,385,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	326,000	327,000
Less accumulated depreciation, depletion, and valuation provision	(297,000)	(292,000)
Net property and equipment	29,000	35,000

Right-of-Use Asset	47,000	71,000

Total assets	$2,334,000	$2,491,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,000	$4,000
Operating lease liability	27,000	25,000
Accrued expenses, related party	1,140,000	1,073,000
Other accrued expenses	11,000	11,000
Total current liabilities	1,182,000	1,113,000

Long-term operating lease liability	20,000	47,000

Total liabilities	1,202,000	1,160,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding, 11,348,021 and 12,011,401, respectively	114,000	121,000
Additional paid-in capital	13,715,000	13,776,000
Accumulated deficit	(12,697,000)	(12,566,000)
Total stockholders' equity	1,132,000	1,331,000

Total stockholders' equity and liabilities	$2,334,000	$2,491,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Operations
Years ended September 30

	2023	2022
Revenue
Oil and gas sales	$32,000	$36,000
Total revenue	32,000	36,000

Operating expense
Production taxes	4,000	3,000
General and administrative	263,000	179,000
Depreciation, depletion, amortization and valuation provision	6,000	9,000
Total operating expense	273,000	191,000

Other income
Gain on sale of assets	-	450,000
Interest income	101,000	14,000
Other income	9,000	4,000
Total other income	110,000	468,000

Net income (loss)	$(131,000)	$313,000

Basic and diluted income (loss) per share	$(0.01)	$0.03

Basic and diluted weighted average shares outstanding	11,549,403	12,011,401

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Cash Flows
Years ended September 30
	2023	2022
Cash flows used in operating activities
Net income (loss)	$(131,000)	$313,000
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of assets	-	(450,000)
Depreciation, depletion, amortization and valuation provision	6,000	9,000
Decrease (increase) in accounts receivable	(3,000)	2,000
Decrease (increase) in other assets	4,000	(5,000)
Increase in accounts payable	-	2,000
Increase in other accrued expenses	67,000	-
Operating lease	(1,000)
Net cash used in operating activities	(58,000)	(129,000)

Cash flows from investing activities
Proceeds from sale of assets	-	450,000
Net cash provided by investing activities	-	450,000

Cash flows from financing activities
Acquisition of treasury stock	(68,000)	-
Net cash used in financing activities	(68,000)	-

Net increase (decrease) in cash and cash equivalents	(126,000)	321,000
Cash and cash equivalents at beginning of year	2,358,000	2,037,000
Cash and cash equivalents at end of year	$2,232,000	$2,358,000

Noncash Investing and Financing Activities
Retirement of treasury stock	68,000	-

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury stock	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2021	12,011,401	$121,000	$13,776,000	$(12,879,000)	$-	1,018,000
Net income				313,000		313,000
Balance at September 30, 2022	12,011,401	121,000	13,776,000	(12,566,000)	-	1,331,000
Net loss				(131,000)		(131,000)
Acquisition of treasury stock, 663,380 shares at $0.10 per share					(68,000)	(68,000)
Retirement of treasury stock	(663,380)	(7,000)	(61,000)		68,000	-
Balance at September 30, 2023	11,348,021	$114,000	$13,715,000	$(12,697,000)	$-	$1,132,000

See accompanying notes to consolidated financial statements.

ALTEX INDUSTRIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

Earnings (loss) per share: Basic earnings (loss) per share has been calculated based on the weighted average number of common shares outstanding. Under this method, the incremental number of shares used in computing diluted earnings per share (EPS) is the difference between the number of shares assumed issued and purchased using assumed proceeds. Diluted EPS amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive. Basic and diluted earnings per share are the same in the periods presented as there are no such outstanding instruments at September 30, 2023, or September 30, 2022.

Fair value measurements: “Fair value“ is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of fair value estimation, based on the observability of inputs: Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Level 2. Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 3. Valuations based on inputs that are unobservable and significant to the overall fair value measurement. As of September 30, 2023 and 2022, the Company believes the amounts reported for the carrying value of cash, other current assets, accounts payable, accrued expenses (related parties), and other accrued expenses, as reflected in the consolidated balance sheets, approximate fair value, due to the short maturity of these instruments.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes: The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company reports uncertainty in income taxes according to GAAP. There was no increase in liabilities for unrecognized tax benefits during the current year. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty at September 30, 2023.

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

Note 2 - Income Taxes. At September 30, 2023, the Company had a depletion carryforward of $860,000 and a net operating loss carryforward of $2,318,000, of which $1,949,000 will expire in the years 2028 through 2037. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets at September 30, 2023, computed in accordance with the Income Tax Topic (Topic 740) of the Codification, is as follows:

Deferred Tax Assets	2023	2022
Depletion carryforward	$181,000	181,000
Net operating loss carryforward	487,000	472,000
Accrued shareholder salary	228,000	215,000
Deletion and amortization	2,000	3,000
Total Net Deferred Tax Assets	898,000	871,000
Less valuation allowance	(898,000)	(871,000)
Net Deferred Tax Asset	$-	-

A valuation allowance has been provided because of the uncertainty of future realization. Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

	2023	2022
Tax expense (benefit) at 21% of net earnings (loss)	$(28,000)	66,000
Impact of rate change effective January 1, 2018	-	-
Change in valuation allowance for net deferred tax assets	(28,000)	(66,000)
Income tax expense	$-	-

As of September 30, 2023, the Company has no unrecognized tax benefit as a result of uncertain tax positions. As of September 30, 2023, the Company’s tax years that remain subject to examination are 2020 - 2023 (Federal jurisdiction) and 2019 - 2023 (state jurisdictions).

Note 3 - Related Party Transactions. Effective October 1, 2021, the Company renewed its employment agreement with its president. The agreement has an initial term of five years and provides an annual base salary equal to the maximum annual contribution to a Health Flexible Spending Arrangement (FSA) and an annual bonus of no less than 20% of the Company's earnings before tax, payable, at the president’s election, in either cash or common stock of the Company at then fair market value. The Company matches any contribution that the president makes to the Company’s FSA. The agreement contains provisions providing for payments to the president in the event of his disability or termination of his employment. At September 30, 2023, accrued expense, related party, includes $1,087,000 in salary payable to the Company’s president, pursuant to his employment agreement, that the president has elected to defer, as well as $53,000 in related accrued payroll tax. The Company’s president may require the Company to pay the unpaid salary and payroll tax liability at any time.

Note 4 - Major Customers. In 2023 the Company had one customer who accounted for 83% of the Company's oil and gas sales. In 2022 the Company had four customers who individually accounted for 10% or more of the Company's oil and gas sales and who, in aggregate, accounted for 93% of oil and gas sales. In 2022 the four customers individually accounted for 48%, 17%, 17%, and 11% of oil and gas sales.

Note 5 - Leases. The Company rents office space under an operating lease that terminates on June 30, 2025. The Company may cancel the lease upon 30 days’ notice and the payment of a $4,000 termination fee. If the landlord sells the premises to an unrelated third party, the new landlord may reduce the term to one year from the date of purchase. The Company incurred lease cost of $30,000 in 2023 and $28,000 in 2022. The landlord may increase annual rent no more than CPI. On October 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) ASC 842, “Leases.” The Company adopted ASC 842 using the optional modified retrospective transition method. Under this transition method, the Company did not recast the prior period financial statements. The adoption of ASC 842 resulted in the recognition of a right-of-use asset and a corresponding lease liability of $118,000 at September 30, 2020.

Future minimum lease payments as of September 30,
2024	28,000
2025	22,000
Total	50,000

Note 6 - Oil and Natural Gas Properties. Oil and natural gas properties consist of the following:

	September 30,
	2023	2022
Oil and natural gas properties
Proved, developed properties	$326,000	$327,000
Less: accumulated depreciation, depletion and impairment	(297,000)	(292,000)
Total oil and natural gas properties	$29,000	$35,000

As the Company does not own working interests, it is not liable for the cost of well abandonment or surface restoration, so no ARO liability was recorded at September 30, 2023 and 2022. In the year ended September 30, 2022, the Company realized a net gain of $450,000 from the sale of certain oil, gas, and mineral interests in Utah. As the Company had no basis in these assets, $450,000 was recorded as gain on sale of assets in the year ended September 30, 2022.

Note 7 - Equity and treasury stock transactions. In the year ended September 30, 2023, the Company purchased 663,380 shares of its common stock for an average price of $0.10 per share and retired the shares.

Note 8 – Other Income. In the year ended September 30, 2023, other income consisted of $9,000 of out-of-period oil and gas sales received in 2023. In the year ended September 30, 2022, other income consisted of $4,000 of out-of-period oil and gas sales received in 2022.

Note 9 – Subsequent events. The Company has evaluated all transactions from September 30, 2023, through the financial statement issuance date and noted no subsequent event warranting disclosure.

Note 10 - Supplemental Financial Data - Oil and Gas Producing Activities (Unaudited). The Company's operations are confined to the continental United States, and all the Company's reserves are proved, developed.

I. Capitalized Costs. Capitalized costs include the cost of properties, excluding any asset retirement obligations.

Capitalized Costs
September 30, 2023
Proved properties	$ 326,000
Accumulated depreciation, depletion, amortization and valuation allowance	(297,000)
Net capitalized cost	$ 29,000

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

Estimated Quantities of Reserves
Oil in Barrels
Balance at September 30, 2021	1,000
Revisions of previous estimates	600
Production	(300)
Balance at September 30, 2022	1,300
Revisions of previous estimates	700
Production	(400)
Balance at September 30, 2023	1,600

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

Standardized Measure of Discounted Cash Flows
	At September 30,
	2023	2022
Estimated future revenue	$ 105,000	$ 110,000
Estimated future expenditures	(12,000)	(13,000)
Estimated future net revenue	93,000	97,000
10% annual discount of estimated future net revenue	(27,000)	(29,000)
Present value of estimated future net revenue	$ 66,000	$ 68,000

IV. Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows
	Year ended September 30,
	2023	2022
Present value of estimated future net revenue, beginning of year	$68,000	$33,000
Sales, net of production costs	(28,000)	(33,000)
Net change in prices and cost of future production	(14,000)	24,000
Revisions of quantity estimates	33,000	42,000
Accretion of discount	7,000	4,000
Change in production rates and other	-	(2,000)
Present value of estimated future net revenue, end of year	$66,000	$68,000