Form 10-Q
period 2024-03-31
ALTEX INDUSTRIES INC
filed 2024-05-03
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares outstanding of issuer's Common Stock as of May 3, 2024: 11,348,021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31	September 30
	2024	2023
Assets
Current assets
Cash and cash equivalents	$2,194,000	$2,232,000
Accounts receivable	3,000	4,000
Other	10,000	22,000
Total current assets	2,207,000	2,258,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	326,000	326,000
Less accumulated depreciation, depletion, and amortization	(299,000)	(297,000)
Net property and equipment	27,000	29,000

Right-of-Use Asset	34,000	47,000

Total assets	2,268,000	$2,334,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,000	$4,000
Operating lease liability	28,000	27,000
Accrued expenses, related party	1,140,000	1,140,000
Other accrued expenses	7,000	11,000
Total current liabilities	1,176,000	1,182,000

Long-term operating lease liability	6,000	20,000

Total Liabilities	1,182,000	1,202,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding, 11,348,021	114,000	114,000
Additional paid-in capital	13,715,000	13,715,000
Accumulated deficit	(12,743,000)	(12,697,000)
Total stockholders' equity	1,086,000	1,132,000

Total liabilities and stockholders' equity	$2,268,000	$2,334,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2024	2023	2024	2023
Revenue
Oil and gas sales	$6,000	$7,000	$12,000	$20,000
Total revenue	6,000	7,000	12,000	20,000

Operating expense
Production taxes	-	-	1,000	1,000
General and administrative	64,000	52,000	114,000	165,000
Depreciation, depletion, and amortization	1,000	1,000	2,000	3,000
Total operating expense	65,000	53,000	117,000	169,000

Other income
Interest income	29,000	25,000	59,000	44,000
Other income	-	-	-	8,000
Total other income	29,000	25,000	59,000	52,000

Net earnings (loss)	$(30,000)	$(21,000)	$(46,000)	$(97,000)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	11,348,021	11,517,426	11,348,021	11,585,280

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended March 31
	2024	2023
Cash flows used in operating activities
Net earnings (loss)	$(46,000)	$(97,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	2,000	3,000
Changes in assets and liabilities
(Increase) decrease in accounts receivable	1,000	(4,000)
Decrease in other current assets	12,000	17,000
Decrease in accounts payable	(3,000)	(3,000)
Increase in accrued expenses related party	-	68,000
Decrease in other accrued expenses	(4,000)	(6,000)
Operating lease	-	(1,000)
Net cash used in operating activities	(38,000)	(23,000)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Acquisition of treasury stock	-	(45,000)
Net cash used in financing activities	-	(45,000)

Net increase (decrease) in cash and cash equivalents	(38,000)	(68,000)
Cash and cash equivalents at beginning of period	2,232,000	2,358,000
Cash and cash equivalents at end of period	$2,194,000	$2,290,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

For the six months ended March 31, 2024	Common Stock		Additional paid-	Accumulated	Total stockholders'
	Shares	Amount	in capital	deficit	Equity
Balance at September 30, 2023	11,348,021	$114,000	$13,715,000	$(12,697,000)	$1,132,000
Net loss				(46,000)	(46,000)
Balance at March 31, 2024	11,348,021	$114,000	$13,715,000	$(12,743,000)	$1,086,000

For the three months ended March 31, 2024	Common Stock		Additional paid-	Accumulated	Total stockholders'
	Shares	Amount	in capital	deficit	equity
Balance at December 31, 2023	11,348,021	$114,000	$13,715,000	$(12,713,000)	$1,116,000
Net loss				(30,000)	(30,000)
Balance at March 31, 2024	11,348,021	$114,000	$13,715,000	$(12,743,000)	$1,086,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2024, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. As of March 31, 2024, there were no potentially dilutive shares for the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2023 Annual Report on Form 10-K, and it is suggested that these condensed, consolidated financial statements be read in conjunction therewith.

Note 2 – Effective April 1, 2024, the Company sold certain oil, gas, and mineral interests in Utah for $525,000 cash. As the Company had a zero-dollar basis in the interests sold, the $525,000 will be recorded as a gain on sale of assets

“SAFE HARBOR” STATEMENT UNDER THE

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Effective April 1, 2024, the Company sold certain oil, gas, and mineral interests in Utah for $525,000 cash. The Company used $38,000 cash in operating activities in the six months ended March 31, 2024, and used $23,000 cash in operating activities in the six months ended March 31, 2023. On October 26, 2022, the Company acquired 493,975 shares of its common stock for $44,556.55, and on November 9, 2022, the Company retired the 493,975 shares. At March 31, 2024 and 2023, $1,140,000 of accrued expenses is accrued but unpaid salary and bonus, and related accrued payroll tax liability, due to the Company’s president that the Company’s president has elected to defer. The Company’s president may cause the Company to pay the unpaid salary and bonus and payroll tax liability at any time.

The Company is likely to experience negative cash flow from operations unless the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 3, 2024, the Company had no material commitments for capital expenditures.

Results of Operations

General and administrative expense increased from $52,000 in the three months ended March 31, 2023, to $64,000 in the three months ended March 31, 2024, principally because of increased director fees, insurance expense, accrued audit expense, and professional fees. General and administrative expense decreased from $165,000 in the six months ended March 31, 2023, to $114,000 in the six months ended March 31, 2024, principally because, during the quarter ended December 31, 2022, the Company recognized bonus expense and related payroll tax liability of $68,000 pursuant to the president’s employment agreement. Interest income increased from $25,000 in the three months ended March 31, 2023, to $29,000 in the three months ended March 31, 2024, and from $44,000 in the six months ended March 31, 2023, to $59,000 in the six months ended March 31, 2024, because of higher realized interest rates.

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

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) re quired to be included in the Company’s Exchange Act reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ALTEX INDUSTRIES, INC.

Date: May 3, 2024	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer