Form 10-Q
period 2025-03-31
ALTEX INDUSTRIES INC
filed 2025-05-02
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares outstanding of issuer's Common Stock as of May 2, 2025: 11,229,520

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31	September 30
	2025	2024
Assets
Current assets
Cash and cash equivalents	$2,607,000	$2,656,000
Accounts receivable	3,000	3,000
Other	7,000	21,000
Total current assets	2,617,000	2,680,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	311,000	311,000
Less accumulated depreciation, depletion, and amortization	(287,000)	(285,000)
Net property and equipment	24,000	26,000

Right-of-Use Asset	181,000	20,000

Total assets	2,822,000	$2,726,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,000	$5,000
Operating lease liability	35,000	21,000
Accrued expense, related party	1,235,000	1,141,000
Other accrued expense	6,000	13,000
Total current liabilities	1,278,000	1,180,000

Long-term operating lease liability	146,000	-

Total Liabilities	1,424,000	1,180,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding, 11,229,520	113,000	113,000
Additional paid-in capital	13,693,000	13,693,000
Accumulated deficit	(12,408,000)	(12,260,000)
Total stockholders' equity	1,398,000	1,546,000

Total liabilities and stockholders' equity	$2,822,000	$2,726,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2025	2024	2025	2024
Revenue
Oil and gas sales	$4,000	$6,000	$9,000	$12,000
Total revenue	4,000	6,000	9,000	12,000

Operating expense
Production taxes	1,000	-	1,000	1,000
General and administrative	61,000	64,000	211,000	114,000
Depreciation, depletion, and amortization	1,000	1,000	2,000	2,000
Total operating expense	63,000	65,000	214,000	117,000

Other income
Interest income	27,000	29,000	57,000	59,000
Total other income	27,000	29,000	57,000	59,000

Net loss	$(32,000)	$(30,000)	$(148,000)	$(46,000)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	11,229,520	11,348,021	11,229,520	11,348,021

See notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the six months ended March 31, 2024	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2023	11,348,021	$114,000	$13,715,000	$(12,697,000)	$1,132,000
Net loss				(46,000)	(46,000)
Balance at March 31, 2024	11,348,021	$114,000	$13,715,000	$(12,743,000)	$1,086,000

For the three months ended March 31, 2024	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2023	11,348,021	$114,000	$13,715,000	$(12,713,000)	$1,116,000
Net loss				(30,000)	(30,000)
Balance at March 31, 2024	11,348,021	$114,000	$13,715,000	$(12,743,000)	$1,086,000

For the six months ended March 31, 2025	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2024	11,229,520	$113,000	$13,693,000	$(12,260,000)	$1,546,000
Net loss				(148,000)	(148,000)
Balance at March 31, 2025	11,229,520	$113,000	$13,693,000	$(12,408,000)	$1,398,000

For the three months ended March 31, 2025	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2024	11,229,520	$113,000	$13,693,000	$(12,376,000)	$1,430,000
Net loss				(32,000)	(32,000)
Balance at March 31, 2025	11,229,520	$113,000	$13,693,000	$(12,408,000)	$1,398,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	March 31
	2025	2024
Cash flows used in operating activities
Net loss	$(148,000)	$(46,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	2,000	2,000
Changes in assets and liabilities
Decrease in accounts receivable	-	1,000
Decrease in other current assets	14,000	12,000
Decrease in accounts payable	(3,000)	(3,000)
Increase in accrued expenses related party	-	-
Increase (decrease) in other accrued expenses	87,000	(4,000)
Operating lease	(1,000)	-
Net cash used in operating activities	(49,000)	(38,000)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(49,000)	(38,000)
Cash and cash equivalents at beginning of period	2,656,000	2,232,000
Cash and cash equivalents at end of period	$2,607,000	$2,194,000

Noncash Investing and Financing Activities
Recognition of right-of-use asset and operating lease liability	$183,000	$-

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2025, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended March 31 are not necessarily indicative of the results for the full year. With the exception of the basic and diluted per share amounts, all dollar amounts throughout the consolidated financial statements and footnotes have been rounded to the $1,000s. As of March 31, 2025, there were no potentially dilutive shares for the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2024 Annual Report on Form 10-K, and it is suggested that these condensed, consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

The Company used $49,000 cash in operating activities in the six months ended March 31, 2025, and used $38,000 cash in operating activities in the six months ended March 31, 2024. At March 31, 2025, $1,235,000 of accrued expense is accrued but unpaid salary and bonus, and related accrued payroll tax liability, due to the Company’s president that the Company’s president has elected to defer. At September 30, 2024, $1,141,000 of accrued expense is accrued but unpaid salary and bonus, and related accrued payroll tax liability, due to the Company’s president that the Company’s president has elected to defer. The Company’s president may cause the Company to pay the unpaid salary and bonus and payroll tax liability at any time.

The Company is likely to experience negative cash flow from operations unless the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 2, 2025, the Company had no material commitments for capital expenditures.

Results of Operations

General and administrative expense increased from $114,000 in the six months ended March 31, 2024, to $211,000 in the six months ended March 31, 2025, principally because, during the quarter ended December 31, 2024, the Company recognized bonus expense and related payroll tax liability of $94,000 pursuant to the president’s employment agreement

At the current levels of net oil and gas production, cash balances, interest rates, and oil and gas prices, the Company’s revenue is unlikely to exceed its expenses. Unless the Company invests a substantial portion of its cash balances in interests in producing oil and gas wells or in one or more other ventures that produce revenue and net income, the Company is likely to experience net losses. With the exception of unanticipated asset retirement obligations, unanticipated environmental expense, and possible changes in interest rates and oil and gas prices, the Company is not aware of any other trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations.

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

ALTEX INDUSTRIES, INC.

Date: May 2, 2025	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer