Form 10-Q
period 2026-03-31
ALTEX INDUSTRIES INC
filed 2026-05-01
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares outstanding of issuer's Common Stock as of May 1, 2026: 11,187,640

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31	September 30
	2026	2025
Assets
Current assets
Cash and cash equivalents	$2,478,000	$2,545,000
Accounts receivable	3,000	1,000
Other	8,000	22,000
Total current assets	2,489,000	2,568,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	300,000	300,000
Less accumulated depreciation, depletion, and amortization	(278,000)	(277,000)
Net property and equipment	22,000	23,000

Right-of-Use Asset	140,000	154,000

Total assets	2,651,000	$2,745,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,000	$7,000
Operating lease liability	27,000	26,000
Accrued expenses, related party	1,235,000	1,235,000
Other accrued expenses	9,000	8,000
Total current liabilities	1,273,000	1,276,000

Long-term operating lease liability	113,000	127,000

Total Liabilities	1,386,000	1,403,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding, 11,187,640, at September 30, 2025, and March 31, 2026	112,000	112,000
Additional paid-in capital	13,682,000	13,682,000
Accumulated deficit	(12,529,000)	(12,452,000)
Total stockholders' equity	1,265,000	1,342,000

Total liabilities and stockholders' equity	$2,651,000	$2,745,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
Revenue
Oil and gas sales	$4,000	$4,000	$11,000	$9,000
Total revenue	4,000	4,000	11,000	9,000

Operating expense
Production taxes	-	1,000	1,000	1,000
General and administrative	72,000	61,000	132,000	211,000
Depreciation, depletion, and amortization	-	1,000	1,000	2,000
Total operating expense	72,000	63,000	134,000	214,000

Other income
Interest income	21,000	27,000	46,000	57,000
Total other income	21,000	27,000	46,000	57,000

Net loss	$(47,000)	$(32,000)	$(77,000)	$(148,000)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	11,187,640	11,229,520	11,187,640	11,229,520

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended March 31
	2026	2025
Cash flows used in operating activities
Net loss	$(77,000)	$(148,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion, and amortization	1,000	2,000
Changes in assets and liabilitites
Increase in accounts receivable	(2,000)	-
Decrease in other current assets	14,000	14,000
Decrease in accounts payable	(5,000)	(3,000)
Increase in other accrued expenses	1,000	87,000
Operating lease	1,000	(1,000)
Net cash used in operating activities	(67,000)	(49,000)

Cash flows from investing activitites	-	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(67,000)	(49,000)
Cash and cash equivalents at beginning of period	2,545,000	2,656,000
Cash and cash equivalents at end of period	$2,478,000	$2,607,000

Noncash Investing and Financing Activities
Recognition of right-of-use asset and operating lease liability	$-	$183,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

For the six months ended March 31, 2026	Common Stock		Additional paid-	Accumulated	Total stockholders'
	Shares	Amount	in capital	deficit	equity
Balance at September 30, 2025	11,187,640	$112,000	$13,682,000	$(12,452,000)	$1,342,000
Net loss				(77,000)	(77,000)
Balance at March 31, 2026	11,187,640	$112,000	$13,682,000	$(12,529,000)	$1,265,000

For the three months ended March 31, 2026	Common Stock		Additional paid-	Accumulated	Total stockholders'
	Shares	Amount	in capital	deficit	equity
Balance at December 31, 2025	11,187,640	$112,000	$13,682,000	$(12,482,000)	$1,312,000
Net loss				(47,000)	(47,000)
Balance at March 31, 2026	11,187,640	$112,000	$13,682,000	$(12,529,000)	$1,265,000

For the six months ended March 31, 2025	Common Stock		Additional paid-	Accumulated	Total stockholders'
	Shares	Amount	in capital	deficit	equity
Balance at September 30, 2024	11,229,520	$113,000	$13,693,000	$(12,260,000)	$1,546,000
Net loss				(148,000)	(148,000)
Balance at March 31, 2025	11,229,520	$113,000	$13,693,000	$(12,408,000)	$1,398,000

For the three months ended March 31, 2025	Common Stock		Additional paid-	Accumulated	Total stockholders'
	Shares	Amount	in capital	deficit	equity
Balance at December 31, 2024	11,229,520	$113,000	$13,693,000	$(12,376,000)	$1,430,000
Net loss				(32,000)	(32,000)
Balance at March 31, 2025	11,229,520	$113,000	$13,693,000	$(12,408,000)	$1,398,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2026, and the cash flows and results of operations for the three andsix months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended March 31 are not necessarily indicative of the results for the full year. As of March 31, 2026, there were no potentially dilutive shares for the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2025 Annual Report on Form 10-K, and it is suggested that these condensed, consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

The Company used $67,000 and $49,000 cash in operating activities in the six months ended March 31, 2026 and 2025, respectively. Accrued expenses, related party, $1,235,000 at March 31, 2026, and September 30, 2025, are accrued but unpaid salary and bonus, and related accrued payroll tax liability, due to the Company’s president that the Company’s president has elected to defer. The Company’s president may cause the Company to pay the unpaid salary and bonus and payroll tax liability at any time. Pursuant to his employment agreement, the Company’s president may elect to receive unpaid bonus in cash or shares of the Company’s common stock at fair market

The Company is likely to experience negative cash flow from operations unless the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of capital expenditures related to production acquisitions or drilling or recompletion activities or an investment in another venture that produces cash flow from operations, none of which are currently planned, the cash flows that could result from such acquisitions, activities, or investments, and the possibility of a material change in the current level of interest rates or of oil and gas prices, the Company knows of no trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At May 1, 2026, the Company had no material commitments for capital expenditures.

Results of Operations

General and administrative expense decreased from $211,000 in the six months ended March 31, 2025, to $132,000 in the six months ended March 31, 2026, principally because, during the quarter ended December 31, 2024, the Company recognized bonus expense and related payroll tax liability of $94,000 pursuant to the president’s employment agreement. General and administrative expense increased from $61,000 in the three months ended March 31, 2025, to $72,000 in the three months ended March 31, 2026, because of increased medical insurance premiums, audit fees, legal fees, office rent, and state franchise taxes. Interest income decreased from $57,000 in the six months ended March 31, 2025, to $46,000 in the six months ended March 31, 2026, and from $27,000 in the three months ended March 31, 2026, to $21,000 in the three months ended March 31, 2026, principally because of lower interest rates on cash balances.

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

ALTEX INDUSTRIES, INC.

Date: May 1, 2026	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer