Form 10-Q
period 2026-06-30
ALTEX INDUSTRIES INC
filed 2026-07-31
CIK 775057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares outstanding of issuer's Common Stock as of July 31, 2026: 11,187,640

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30	September 30
	2026	2025
Assets
Current assets
Cash and cash equivalents	$2,474,000	$2,545,000
Accounts receivable	2,000	1,000
Other	39,000	22,000
Total current assets	2,515,000	2,568,000

Property and equipment, at cost
Proved oil and gas properties (successful efforts method)	300,000	300,000
Less accumulated depreciation, depletion, and amortization	(279,000)	(277,000)
Net property and equipment	21,000	23,000

Right-of-Use Asset	134,000	154,000

Total assets	2,670,000	$2,745,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,000	$7,000
Operating lease liability	28,000	26,000
Accrued expenses, related party	1,235,000	1,235,000
Other accrued expenses	13,000	8,000
Total current liabilities	1,278,000	1,276,000

Long-term operating lease liability	106,000	127,000

Total Liabilities	1,384,000	1,403,000

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 5,000,000 shares, none issued	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding, 11,187,640, at September 30, 2025, and June 30, 2026	112,000	112,000
Additional paid-in capital	13,682,000	13,682,000
Accumulated deficit	(12,508,000)	(12,452,000)
Total stockholders' equity	1,286,000	1,342,000

Total liabilities and stockholders' equity	$2,670,000	$2,745,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
Revenue
Oil and gas sales	$6,000	$5,000	$17,000	$14,000
Total revenue	6,000	5,000	17,000	14,000

Operating expense
Production taxes	1,000	1,000	2,000	2,000
General and administrative	54,000	46,000	186,000	257,000
Depreciation, depletion, and amortization	1,000	1,000	2,000	3,000
Total operating expense	56,000	48,000	190,000	262,000

Other income
Gain on sale of assets	49,000	-	49,000	-
Interest income	22,000	31,000	68,000	88,000
Total other income	71,000	31,000	117,000	88,000

Net income (loss)	$21,000	$(12,000)	$(56,000)	$(160,000)

Basic and diluted loss per share	$0.00	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	11,187,640	11,229,520	11,187,640	11,229,520

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended June 30
	2026	2025
Cash flows used in operating activities
Net loss	$(56,000)	$(160,000)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of assets	(49,000)
Depreciation, depletion, and amortization	2,000	3,000
Changes in assets and liabilities
Increase in accounts receivable	(1,000)	-
Increase in other current assets	(17,000)	(7,000)
Decrease in accounts payable	(5,000)	(3,000)
Increase in accrued expenses related party	-	94,000
Increase (decrease) in other accrued expenses	5,000	(4,000)
Operating lease	1,000	(1,000)
Net cash used in operating activities	(120,000)	(78,000)

Cash flows from investing activities
Proceeds from sale of assets	49,000	-
Net cash provided by investing activities	49,000	-

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(71,000)	(78,000)
Cash and cash equivalents at beginning of period	2,545,000	2,656,000
Cash and cash equivalents at end of period	$2,474,000	$2,578,000

Noncash Investing and Financing Activities
Recognition of right-of-use asset and operating lease liability	$-	$166,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

For the nine months ended June 30, 2026	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2025	11,187,640	$112,000	$13,682,000	$(12,452,000)	$1,342,000
Net loss				(56,000)	(56,000)
Balance at June 30, 2026	11,187,640	$112,000	$13,682,000	$(12,508,000)	$1,286,000

For the three months ended June 30, 2026	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at March 31, 2026	11,187,640	$112,000	$13,682,000	$(12,529,000)	$1,265,000
Net income				21,000	21,000
Balance at June 30, 2026	11,187,640	$112,000	$13,682,000	$(12,508,000)	$1,286,000

For the nine months ended June 30, 2025	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at September 30, 2024	11,229,520	$113,000	$13,693,000	$(12,260,000)	$1,546,000
Net loss				(160,000)	(160,000)
Balance at June 30, 2025	11,229,520	$113,000	$13,693,000	$(12,420,000)	$1,386,000

For the three months ended June 30, 2025	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at March 31, 2025	11,229,520	$113,000	$13,693,000	$(12,408,000)	$1,398,000
Net loss				(12,000)	(12,000)
Balance at June 30, 2025	11,229,520	$113,000	$13,693,000	$(12,420,000)	$1,386,000

See notes to unaudited condensed consolidated financial statements

ALTEX INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation. The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2026, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended June 30 are not necessarily indicative of the results for the full year. As of June 30, 2026, there were no potentially dilutive shares for the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2025 Annual Report on Form 10-K, and it is suggested that these condensed, consolidated financial statements be read in conjunction therewith.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Financial Condition

Effective May 1, 2026, the Company sold certain oil, gas, and mineral interests in Utah and Wyoming for $49,000 cash. As the Company had a zero-dollar basis in the interests sold, the $49,000 was recorded as a gain on sale of assets. The Company used $120,000 and $78,000 cash in operating activities in the nine months ended June 30, 2026 and 2025, respectively. Accrued expenses, related party, $1,235,000 at June 30, 2026, and September 30, 2025, are accrued but unpaid salary and bonus, and related accrued payroll tax liability, due to the Company’s president that the Company’s president has elected to defer. The Company’s president may cause the Company to pay the unpaid salary and bonus and payroll tax liability at any time. Pursuant to his employment agreement, the Company’s president may elect to receive unpaid bonus in cash or shares of the Company’s common stock at fair market

The Company is likely to experience negative cash flow from operations unless the Company invests in interests in producing oil and gas wells or in another venture that produces sufficient cash flow from operations. With the exception of (1) capital expenditures related to production acquisitions or drilling or recompletion activities, (2) an investment in another venture that produces cash flow from operations (neither of which is currently planned), (3) the cash flows that could result from such acquisitions, activities, or investments, (4) the possibility of a material change in the current level of interest rates or of oil and gas prices, and (5) the possibility that the Company’s president elects to receive unpaid salary and bonus in cash, the Company knows of no trends or demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. Except for cash generated by the operation of the Company's producing oil and gas properties, asset sales, and interest income, the Company has no internal or external sources of liquidity other than its working capital. At July 31, 2026, the Company had no material commitments for capital expenditures.

Results of Operations

General and administrative expense decreased from $257,000 in the nine months ended June 30, 2025, to $186,000 in the nine months ended June 30, 2026, principally because, during the quarter ended December 31, 2024, the Company recognized bonus expense and related payroll tax liability of $94,000 pursuant to the president’s employment agreement. Interest income decreased from $88,000 in the nine months ended June 30, 2025, to $68,000 in the nine months ended June 30, 2026, and from $31,000 in the three months ended June 30, 2025, to $21,000 in the three months ended June 30, 2026, principally because of lower interest rates on cash balances.

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

ALTEX INDUSTRIES, INC.

Date: July 31, 2026	By: /s/ STEVEN H. CARDIN
Steven H. Cardin
Chief Executive Officer and Principal Financial Officer